Form 10-Q
period 2008-10-31
QUARTZ VENTURES INC.
filed 2008-12-19
CIK 1440821

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the period ended October 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________ to ___________

                       Commission file number: 333-152754

                              Quartz Ventures Inc.
                 (Name of small business issuer in its charter)

            Nevada                                               71-1029846
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

          11730 Briarwood Circle, Suite 1, Boynton Beach, Florida 33437
                    (Address of principal executive offices)

                                 (561) 523-1450
                          (Issuer's telephone number)

Securities registered pursuant to                          Name of each exchange
     Section 12(b) of the Act:                              on which registered:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value
                                (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                Applicable Only to Issuer Involved in Bankruptcy
                  Proceedings During the Preceding Five Years.

                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

             Class                           Outstanding as of December 18, 2008
             -----                           -----------------------------------
Common Stock, $0.001 par value                             5,440,000

                       Documents Incorporated By Reference

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              QUARTZ VENTURES INC.
                                    FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                  4
          Balance Sheets
          Statements of Operations
          Statements of Cash Flows
          Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            14

Item 3. Quantitative and Qualitative Disclosures About Market Risk           18

Item 4. Controls and Procedures                                              19

Part II. OTHER INFORMATION

Item 1 Legal Proceedings                                                     19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          19

Item 3. Defaults Upon Senior Securities                                      19

Item 4. Submission of Matters to a Vote of Security Holders                  19

Item 5. Other Information                                                    19

Item 6. Exhibits                                                             20

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report includes or is based upon estimates projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of Sterling Exploration, Inc. When used in this Quarterly Report, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, our ability to continue to successfully compete in the minerals exploration and development industry. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimate, projections or other "forward looking statements" involve various risks and uncertainties. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                   October 31,         April 30,
                                                                      2008               2008
                                                                    --------           --------
                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $  3,064           $ 18,187
                                                                    --------           --------

      TOTAL ASSETS                                                  $  3,064           $ 18,187
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan from related party                                           $ 12,000           $     --
                                                                    --------           --------

      TOTAL CURRENT LIABILITIES                                       12,000                 --
                                                                    --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
    Authorized:
      75,000,000 common shares with a par value of $0.001
    Issued and outstanding:
      5,440,000 common shares as of October 31, 2008 and
      April 30, 2008                                                   5,440              5,440
  Additional paid-in-capital                                          27,560             27,560
  Deficit accumulated during the exploration stage                   (41,936)           (14,813)
                                                                    --------           --------

      TOTAL STOCKHOLDERS' EQUITY                                      (8,936)            18,187
                                                                    --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  3,064           $ 18,187
                                                                    ========           ========

                 The accompanying notes are an integral part of these unaudited condensed financial statements

QUARTZ VENTURES, INC.
(A Exploration Stage Company)
Condensed Statements of Losses
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                               Cumulative
                                                                                                                  from
                                                                                                              July 22, 2005
                                              Three Months    Three Months     Six Months      Six Months       (Date of
                                                 Ended           Ended           Ended           Ended        Inception) to
                                               October 31,     October 31,     October 31,     October 31,     October 31,
                                                  2008            2007            2008            2007            2008
                                               ----------      ----------      ----------      ----------      ----------
COSTS AND EXPENSES:
  Bank charges and interest                    $      103      $       43      $      212      $       63      $      464
  Filing and transfer agent fees                    3,028              --           4,268              --           4,268
  Mineral property                                    270              --           3,589              --          11,589
  Office expenses                                      --              --             104              --             620
  Professional fees                                 9,000              --          18,950           5,795          24,995
                                               ----------      ----------      ----------      ----------      ----------
Total operating expenses                           12,401              43          27,123           5,858          41,936
                                               ----------      ----------      ----------      ----------      ----------

Net loss from operations                          (12,401)            (43)        (27,123)         (5,858)        (41,936)
                                               ----------      ----------      ----------      ----------      ----------

Net loss before provision for income taxes        (12,401)            (43)        (27,123)         (5,858)        (41,936)
Income taxes (benefit)                                 --              --              --              --              --
                                               ----------      ----------      ----------      ----------      ----------

Net loss                                       $  (12,401)     $      (43)     $  (27,123)     $   (5,858)     $  (41,936)
                                               ==========      ==========      ==========      ==========      ==========

LOSS PER SHARE - BASIC AND DILUTED             $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                               ==========      ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (BASIC AND FULLY DILUTED)           5,440,000       5,440,000       5,440,000       5,440,000
                                               ==========      ==========      ==========      ==========


                 The accompanying notes are an integral part of these unaudited condensed financial statements

QUARTZ VENTURES, INC.
(A Exploration Stage Company)
Condensed Statement of Stockholders' Equity
From July 22,  2005 (Date of Inception) to October 31 2008
(Unaudited)
--------------------------------------------------------------------------------

                                                                                 Deficit
                                                                               Accumulated
                                      Number of                  Additional    During the
                                       Common         Par         Paid-in      Development
                                       Shares        Value        Capital         Stage           Total
                                       ------        -----        -------         -----           -----
August 3, 2005
 Subscribed for cash at $0.001        3,000,000     $ 3,000      $     --       $      --       $  3,000
August 31, 2005
 Subscribed for cash at $0.01           400,000         400         3,600              --          4,000
September 20, 2005
 Subscribed for cash at $0.01           700,000         700         6,300              --          7,000
October 11, 2005
 Subscribed for cash at $0.01           600,000         600         5,400              --          6,000
November 30, 2005
 Subscribed for cash at $0.01           600,000         600         5,400              --          6,000
December 15, 2005
 Subscribed for cash at $0.05           140,000         140         6,860              --          7,000
Net Loss                                     --          --            --            (568)          (568)
                                      ---------     -------      --------       ---------       --------
Balance, April 30, 2006               5,440,000       5,440        27,560            (568)        32,432
Net loss                                     --          --            --          (8,100)        (8,100)
                                      ---------     -------      --------       ---------       --------
Balance, April 30, 2007               5,440,000       5,440        27,560          (8,668)        24,332
Net loss                                     --          --            --          (6,145)        (6,145)
                                      ---------     -------      --------       ---------       --------
Balance, April 30, 2008               5,440,000       5,440        27,560         (14,813)        18,187
Net loss                                     --          --            --         (27,123)       (27,123)
                                      ---------     -------      --------       ---------       --------

Balance, October 31, 2008             5,440,000     $ 5,440      $ 27,560       $ (41,936)      $ (8,936)
                                      =========     =======      ========       =========       ========


                 The accompanying notes are an integral part of these unaudited condensed financial statements

QUARTZ VENTURES, INC.
(A Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                  Cumulative
                                                                                                     from
                                                                                                 July 22, 2005
                                                            Six Months         Six Months          (Date of
                                                              Ended              Ended           Inception) to
                                                            October 31,        October 31,        October 31,
                                                               2008               2007               2008
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(27,123)          $ (5,858)          $(41,936)
                                                             --------           --------           --------

          Net cash used in operations                         (27,123)            (5,858)           (41,936)
                                                             --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from related party                                      12,000                 --             12,000
  Shares subscribed for cash                                       --                 --             33,000
                                                             --------           --------           --------

          Net cash provided by financing activities            12,000                 --             45,000
                                                             --------           --------           --------

Net (decrease) increase in cash and equivalents               (15,123)            (5,858)             3,064

Cash and equivalents at the beginning of the period            18,187             24,332                 --
                                                             --------           --------           --------

Cash and equivalents at the end of the period                $  3,064           $ 18,474           $  3,064
                                                             ========           ========           ========

Supplemental cash flow information:

Cash paid for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========
  Taxes                                                      $     --           $     --           $     --
                                                             ========           ========           ========


                 The accompanying notes are an integral part of these unaudited condensed financial statements

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Financial Statements
October 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

1. BUSINESS AND BASIS OF PRESENTATION

Quartz Ventures, Inc. ("the Company") was incorporated on July 22, 2005 under the laws of State of Nevada, U.S. with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company's has a April 30, year end. The Company is in the exploration stage of its resource business. The Company commenced operations in 2006 by issuing shares and acquiring a mineral property located in the Province of British Columbia, Canada. The Company has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $41,936 as at October 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

CASH AND CASH EQUIVALENTS

For purposes of Statement of Cash Flows the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalent.

EXPLORATION STAGE COMPANY

The Company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of the Company as an exploration stage enterprise.

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at October 31, 2008, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Financial Statements
October 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The  carrying  value  of cash  and  accounts  payable  and  accrued  liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At October 31, 2008, full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

BASIC AND DILUTED LOSS PER SHARE

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

RESEARCH AND DEVELOPMENT

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 for the period from July 22, 2005 (date of inception) to October 31, 2008

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Financial Statements
October 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION

The Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting
Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's d financial position and results of operations was not significant.

From the date of inception through October 31, 2008, the Company has not generated any revenue to date.

ADVERTISING

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended October 31, 2008 and 2007

LIQUIDITY

The Company has incurred net losses of $41,936 from its inception on July 22, 2005 through October 31, 2008. As of October 31, 2008, the Company's has excess of current liabilities over its current assets by $8,936, with cash and cash equivalents representing $3,064.

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended April 30, 2006. The Company did not record any compensation expense for the period ended October 31, 2008 and 2007 as there were no stock options outstanding prior to the adoption or at October 31, 2008.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Financial Statements
October 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of SFAS No. 159 is not expected to have a material impact on the Company financial position, results of operations or cash flows.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities" (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position, results of operations or cash flows

SFAS No. 141(R), "Business Combinations" -- This statement includes a number of changes in the accounting and disclosure requirements for new business combinations occurring after its effective date. The changes in accounting requirements include: acquisition costs will be expensed as incurred; noncontrolling (minority) interests will be valued at fair value; acquired contingent liabilities will be recorded at fair value; acquired research and development costs will be recorded at fair value as an intangible asset with indefinite life; restructuring costs will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and changes in income tax uncertainties after the acquisition date will generally affect income tax expense. The statement is effective for new business combinations occurring on or after the first reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material impact on our financial position, results of operations or cash flows.

SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements: An Amendment of ARB No. 51" -- This statement changes the accounting and reporting for noncontrolling (minority) interests in subsidiaries and for deconsolidation of a subsidiary. Under the revised basis, the noncontrolling interest will be shown in the balance sheet as a separate line in equity instead of as a liability. In the income statement, separate totals will be shown for consolidated net income including noncontrolling interest, noncontrolling interest as a deduction, and consolidated net income attributable to the controlling interest. In addition, changes in ownership interests in a subsidiary that do not result in deconsolidation are equity transactions if a controlling financial interest is retained. If a subsidiary is deconsolidated, the parent company will now recognize gain or loss to net income based on fair value of the noncontrolling equity at that date. The statement is effective prospectively for fiscal years and interim periods beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material impact the financial position, results of operations or cash flows.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Financial Statements
October 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 161. In March 2008, the Financial Accounting Standards Board (the "FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS 133; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires: disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS No. 162 will have a material effect on our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

3. MINERAL INTERESTS

On January 15, 2007, the Company entered into a purchase and sale agreement to acquire a 100% interest in two mineral claims located in the Alberni Mining Division, BC for total consideration of $8,000.

The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder. The property is good standing as at October 31, 2008.

4. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized. As of October 31, 2008 and April 30, 2008 the company has issued and outstanding 5,440,000 shares of common stock.

During the year ended April 30, 2006, the Company issued 5,440,000 shares of common stock for total cash proceeds of $33,000. At October 31, 2008, there were no outstanding stock options or warrants.

5. LOANS FROM RELATED PARTY

As at October 31, 2008, a related party loaned $12,000 to the Company, bearing no interest and with no specific terms of repayments.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Financial Statements
October 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

6. INCOME TAXES

As of October 31, 2008, the Company had net operating loss carry forwards of approximately $42,000 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Components of deferred tax assets as of October 31,2008 are as follows:

Non current:
  Net operating loss carryforward                                      $ 14,000
  Valuation allowance                                                   (14,000)
                                                                       --------
  Net deferred tax asset                                               $     --
                                                                       ========

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company's financial statements and the adoption of FIN 48 did not have a material effect on the Company's financial statements for the period ended October 31, 2008.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Quarterly Report. Our financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our audited financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

OVERVIEW

Quartz Ventures was incorporated in Nevada on July 22, 2005 to engage in the business of acquisition, exploration and development of natural resource properties. As of the date of this Quarterly Report, our shares of common stock have not commenced trading on the Over-the-Counter Bulletin Board. We anticipate that our shares of common stock will commence trading on the Over-the-Counter Bulletin Board in approximately one month.

MINERAL PROPERTIES

At the time of inception, we began to seek capital and the development and implementation of our business plan. Subsequently, we identified certain potential mineral properties for acquisition. On January 15, 2007, we entered into a purchase and sale agreement with David Heyman (the "Agreement") to acquire a100% interest in two mineral claims located in the Alberni Mining Division, British Columbia, for total consideration of $8,000.00 (collectively, the "Claim") As of the date of this Quarterly Report, the Claim is in good standing and held in trust for us by the vendor of the property, David Heyman. Upon our request, Mr. Heyman will have the Claim recorded in our name with the appropriate mining recorder. We had paid $5,000 to a geologist for analysis of the property underlying our Claim.

We had obtained a geological report on the property underlying our Claim. The geology report dated February 19, 2007 recommended renewed work in the project area with the objective being to delineate viable targets for diamond drilling. The first priority should be a comprehensive review of reports and maps pertaining to all past exploration work, including surface surveys, drilling, trenching and underground exploration followed by a field examination of the subject area. The review will include preparation of compilations of all available maps and sections pertaining to the property adjusted to common scales to permit accurate comparisons of data from different projects. The geophysical data, in particular the chargeability surveys previously carried our, should be professionally re-evaluated and an effort should be made to re-locate the survey grids. Their positions along with those of all known mineral occurrences, trenches, drill holes, adits and geographical features should be established with the aid of GPS instruments. Completion of this phase is expected to identify gaps in data and areas where additional effort is needed and to permit design of an appropriate program of additional work.

The nature and extent of any follow-up work will be contingent on the results of the review but it is recommended that provision be made for a preliminary program of geological mapping, fill-in soil sampling and possibly trenching particularly in the areas of the chargeability anomalies. Consideration should be given to the application of mobile metal ion geochemistry as an approach to overcoming apparent difficulties with heavy overburden in parts of the property.

An estimate of the cost of the proposed initial review and field examination is $13,000. Provision of an additional budget of $71,000 is recommended for the contingent exploration work that would be required to complete the follow-up surveys.

RESULTS OF OPERATION

SIX MONTH PERIOD ENDED OCTOBER 31, 2008 COMPARED TO SIX MONTH PERIOD ENDED OCTOBER 31, 2007.

Our  net  loss  during  the  six  month  period  ended   October  31,  2008  was
approximately ($27,123) compared to a net loss of ($5,858) for the six month period ended October 31, 2007 (an increase of $21,265).

During the six month periods ended October 31, 2008 and 2007, respectively, we did not generate any revenue. During the six month period ended October 31, 2008, we incurred general and administrative expenses in the aggregate amount of $27,123 compared to $5,858 incurred during the six month period ended October 31, 2007. The general and administrative expenses incurred during the six month period ended October 31, 2008 consisted of: (i) bank charges and interest of $212 (2007: $63); (ii) filing and transfer agent fees of $4,268 (2007: $-0-);
(iii) mineral property expenses of $3,589 (2007: $-0-); (iv) professional fees of $18,950 (2007: $-0-); and (v) office expenses of $104 (2007: $5,795).

The increase in net loss during the six month period ended October 31, 2008 compared to the six month period ended October 31, 2007 is attributable primarily to the increase in mineral property expenses and professional fees based on the increased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the six month period ended October 31, 2008 was ($27,123) or ($0.00) per share compared to a net loss of ($5,858) or ($0.00) per share for the six month period ended October 31, 2007. The weighted average number of shares outstanding was 5,440,000 at October 31, 2008 and 2007, respectively.

THREE MONTH PERIOD ENDED OCTOBER 31, 2008 COMPARED TO THREE MONTH PERIOD ENDED OCTOBER 31, 2007.

Our net loss during the three month period ended October 31, 2008 was approximately ($12,401) compared to a net loss of ($43) for the three month period ended October 31, 2007 (an increase of $12,358).

During the three month periods ended October 31, 2008 and 2007, respectively, we did not generate any revenue. During the three month period ended October 31, 2008, we incurred general and administrative expenses in the aggregate amount of $12,401 compared to $43 incurred during the three month period ended October 31, 2007. The general and administrative expenses incurred during the three month period ended October 31, 2008 consisted of: (i) bank charges and interest of $103 (2007: $43); (ii) filing and transfer agent fees of $3,028 (2007: $-0-);
(iii) professional fees of $9,000 (2007: $-0-); and (iv) mineral property expenses of $270 (2007: $-0-).

The increase in net loss during the three month period ended October 31, 2008 compared to the three month period ended October 31, 2007 is attributable primarily to the increase in professional fees and transfer agent fees based on the increased scale and scope of business operations.

Our net loss during the three month period ended October 31, 2008 was ($12,401) or ($0.00) per share compared to a net loss of ($43) or ($0.00) per share for the three month period ended October 31, 2007. The weighted average number of shares outstanding was 5,440,000 at October 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED OCTOBER 31, 2008

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the six month period ended October 31, 2008, our current assets were $3,064 and our current liabilities were $12,000, resulting in a working capital deficit of $8,936. As at the six month period ended October 31, 2008, our total assets were $3,064 consisting of cash compared to total assets of $18,187 at fiscal year ended April 30, 2008. As at the six month period ended October 31, 2008, our total liabilities were $12,000 consisting of a loan from a related party compared to current liabilities of $-0- at fiscal year ended April 30, 2008. The increase in current liabilities was primarily due to the increase in loan from a related party of $12,000 from fiscal year ended April 30, 2008.

Stockholders' equity/deficit decreased from $18,187 as at April 30, 2008 to ($8,936) as at October 31, 2008.

We have not generated positive cash flows from operating activities. For the six month period ended October 31, 2008, net cash flow used in operating activities was ($27,123) compared to net cash flow used in operating activities of ($5,858) for the six month period ended October 31, 2007. Net cash flow used in operating activities during the six month period ended October 31, 2008 consisted of a net loss of ($27,123).

During the six month period ended October 31, 2008, net cash flow provided by financing activities was $12,000 compared to net cash flow from financing activities of $-0- for the six month period ended October 31, 2007. Net cash flow provided from financing activities during the six month period ended
October 31, 2008 pertained to the $12,000 received as proceeds from the loan from related party.

PLAN OF OPERATION

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified:

1. Register our shares for resale by our selling stockholders and then obtain a trading symbol to trade our shares over the OTC Bulletin Board. Our first milestone was to complete the registration of our shares for resale by certain selling stockholders, which became effective as of October 8, 2008 and subsequently obtain a trading symbol to facilitate quotation of our shares on the OTC Bulletin Board. Within the next month, we plan to apply to FINRA for a trading symbol to begin trading our shares on the OTC Bulletin Board.

2. We plan to complete phase one of our recommended exploration program on the property underlying our interest at an estimated cost of $20,000. We expect to commence our exploration program in the spring of 2009, depending on weather conditions and the availability of personnel and equipment.

3. We anticipate spending approximately $750 per month in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $9,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

Thus, we estimate that our expenditures over the next twelve months will be approximately $30,000 to complete phase one of our recommended exploration program and to cover ongoing general and administrative expenses. As at October 31, 2008, we had cash of $3,064. As of the date of this Quarterly Report, one of our directors, Glenn Ennis, has loaned us $12,000 as working capital to cover our immediate expenses. Our officers and directors intend to meet operating expenses by making personal loans and raising additional capital through private offerings. As such, we anticipate that our cash may be sufficient to enable us to complete phase one of our recommended exploration program and to pay for our general and administrative expenses for approximately the next twelve months. In addition, we will require additional financing if we determine to proceed with subsequent phases of our recommended work program.

During the twelve-month period following the date of this Quarterly Report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program. In the absence of such financing, we will not be able to continue exploration of the property underlying our interests and our business plan will fail. Even if we are successful in obtaining equity financing to fund any continuation of our exploration program, there is no assurance that we will obtain the necessary to pursue any advanced exploration of the property underlying our interests. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims.

We may consider entering into a joint venture arrangement to provide the required funding to develop the property underlying our interests. We have not undertaken any efforts to locate a joint venture participant. Even if we determined to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the property underlying our interests. If we enter into a joint venture arrangement, we would likely have to assign a percentage in our interest to the joint venture participant.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments to which we are a party.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD"). In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since all of our properties are currently located within the United States, any potential revenue and expenses will be denominated in U.S. Dollar, and the net income effect of appreciation and devaluation of the currency against the US Dollar would be limited to our costs of acquisition of property.

INTEREST RATE

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM IV. INTERNATL CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Richard Goodhart, our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008. Based on that evaluation, Mr. Goodhart concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended October 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM I. LEGAL PROCEEDINGS

As of the date of this Quarterly Report, we are not aware of any pending or existing legal proceedings involving our company or its officers and directors. We are not aware of any proceedings being contemplated by any person or governmental authority against us, our properties or our officers and directors.

ITEM II. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM III. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM IV. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM V. OTHER INFORMATION.

Not applicable.

ITEM VI. EXHIBITS

(a) Exhibits

The following exhibits are included in this report:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Quartz Ventures Inc.


Date: December 18, 2008            By: /s/ Richard Goodhart
                                       -----------------------------------------
                                       Richard Goodhart, Chief Executive Officer


Date: December 18, 2008            By: /s/ Richard Goodhart
                                      ------------------------------------------
                                      Richard Goodhart, Chief Financial Officer