Form 10-Q
period 2009-01-31
QUARTZ VENTURES INC.
filed 2009-03-13
CIK 1440821

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the period ended January 31, 2009

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

              723 Kincora Bay NW, Calgary, Alberta, Canada T3R 0B1
                    (Address of principal executive offices)

                                 (403) 452-0771
                          (Issuer's telephone number)

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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

           Class                                Outstanding as of March 10, 2009
           -----                                --------------------------------
Common Stock, $0.001 par value                               5,440,000

                       Documents Incorporated By Reference

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              QUARTZ VENTURES INC.
                                    FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Condensed  Balance Sheets - January 31, 2009 (Unaudited) and
     April 30, 2008                                                           4

     Unaudited  Condensed  Statements  of Losses - Three and
     Nine Months Ended January  31,  2009 and  January  31, 2008
     and from the period July 22, 2005 (date of inception) to
     January 31, 2009                                                         5

     Unaudited Condensed  Statements of Stockholders Deficit for
     the period from July 22, 2005 (date of inception) January 31, 2009       6

     Unaudited  Condensed  Statements  of Cash Flows - Nine Months
     Ended January 31, 2009, January 31, 2008 and from the period
     July 22, 2005 (date of inception) to January 31, 2009                    7

    Notes to Unaudited Condensed Financial Statements                      8-13

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            14

Item 3. Quantitative and Qualitative Disclosures About Market Risk           18

Item 4. Controls and Procedures                                              19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          19

Item 3. Defaults Upon Senior Securities                                      19

Item 4. Submission of Matters to a Vote of Security Holders                  19

Item 5. Other Information                                                    20

Item 6. Exhibits                                                             21

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                         January 31,         April 30,
                                                                            2009               2008
                                                                          --------           --------
                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $  3,017           $ 18,187
                                                                          --------           --------

      TOTAL ASSETS                                                        $  3,017           $ 18,187
                                                                          ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan from related party                                                 $ 17,000           $     --
                                                                          --------           --------

      TOTAL CURRENT LIABILITIES                                             17,000                 --

STOCKHOLDERS' EQUITY
  Capital stock
  Authorized:
   75,000,000 common shares with a par value of $0.001
  Issued and outstanding:
   5,440,000 common shares as of January 31, 2009 and April 30, 2008         5,440              5,440
  Additional paid-in-capital                                                27,560             27,560
  Deficit accumulated during the exploration stage                         (46,983)           (14,813)
                                                                          --------           --------

      TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                 (13,983)            18,187
                                                                          --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                $  3,017           $ 18,187
                                                                          ========           ========

                 The accompanying notes are an integral part of these unaudited condensed financial statements

QUARTZ VENTURES, INC.
(A Exploration Stage Company)
Condensed Statements of Losses
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                             Cumulative from
                                                                                                              July 22, 2005
                                              Nine Months     Nine Months    Three Months    Three Months       (Date of
                                                Ended           Ended           Ended           Ended         Inception) to
                                              January 31,     January 31,     January 31,     January 31,      January 31,
                                                 2009            2008            2009            2008             2009
                                              ----------      ----------      ----------      ----------       ----------
COSTS AND EXPENSES:
  Bank charges and interest                   $      235      $       82      $       23      $       19       $      487
  Filing and transfer agent fees                   5,130              --             862              --            5,130
  Mineral property                                 4,501              --             912              --           12,501
  Office expenses                                    104              --              --              --              620
  Professional fees                               22,200           6,045           3,250             250           28,245
                                              ----------      ----------      ----------      ----------       ----------

Total operating expenses                          32,170           6,127           5,047             269           46,983
                                              ----------      ----------      ----------      ----------       ----------

Net loss from operations                         (32,170)         (6,127)         (5,047)           (269)         (46,983)
                                              ----------      ----------      ----------      ----------       ----------

Net loss before provision for income taxes       (32,170)         (6,127)         (5,047)           (269)         (46,983)

Income taxes (benefit)                                --              --              --              --               --
                                              ----------      ----------      ----------      ----------       ----------

Net loss                                      $  (32,170)     $   (6,127)     $   (5,047)     $     (269)      $  (46,983)
                                              ==========      ==========      ==========      ==========       ==========

LOSS PER SHARE - BASIC AND DILUTED            $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                              ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING (BASIC AND FULLY DILUTED)         5,440,000       5,440,000       5,440,000       5,440,000
                                              ==========      ==========      ==========      ==========

                 The accompanying notes are an integral part of these unaudited condensed financial statements

QUARTZ VENTURES, INC.
(A Exploration Stage Company)
Condensed Statement of Stockholders' (Deficit) Equity
From July 22,  2005 (Date of Inception) to January 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

                                                                                 Deficit
                                                                               Accumulated
                                      Number of                  Additional    During the
                                       Common         Par         Paid-in      Development
                                       Shares        Value        Capital         Stage           Total
                                       ------        -----        -------         -----           -----
August 3, 2005
 Subscribed for cash at $0.001        3,000,000     $ 3,000      $     --       $      --       $  3,000
August 31, 2005
 Subscribed for cash at $0.01           400,000         400         3,600              --          4,000
September 20, 2005
 Subscribed for cash at $0.01           700,000         700         6,300              --          7,000
October 11, 2005
 Subscribed for cash at $0.01           600,000         600         5,400              --          6,000
November 30, 2005
 Subscribed for cash at $0.01           600,000         600         5,400              --          6,000
December 15, 2005
 Subscribed for cash at $0.05           140,000         140         6,860              --          7,000
Net Loss                                     --          --            --            (568)          (568)
                                      ---------     -------      --------       ---------       --------
Balance, April 30, 2006               5,440,000       5,440        27,560            (568)        32,432
Net loss                                     --          --            --          (8,100)        (8,100)
                                      ---------     -------      --------       ---------       --------
Balance, April 30, 2007               5,440,000       5,440        27,560          (8,668)        24,332
Net loss                                     --          --            --          (6,145)        (6,145)
                                      ---------     -------      --------       ---------       --------
Balance, April 30, 2008               5,440,000       5,440        27,560         (14,813)        18,187

Net loss                                     --          --            --         (32,170)       (32,170)
                                      ---------     -------      --------       ---------       --------

Balance, January 31, 2009             5,440,000     $ 5,440      $ 27,560       $ (46,983)      $(13,983)
                                      =========     =======      ========       =========       ========

                 The accompanying notes are an integral part of these unaudited condensed financial statements

QUARTZ VENTURES, INC.
(A Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                Cumulative from
                                                                                                 July 22, 2005
                                                            Nine Months        Nine Months         (Date of
                                                              Ended              Ended           Inception) to
                                                            January 31,        January 31,        January 31,
                                                               2009               2008               2009
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(32,170)          $ (6,127)          $(46,983)
                                                             --------           --------           --------

      Net cash used in operations                             (32,170)            (6,127)           (46,983)
                                                             --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from related party                                      17,000                 --             17,000
  Shares subscribed for cash                                       --                 --             33,000
                                                             --------           --------           --------

      Net cash provided by financing activities                17,000                 --             50,000
                                                             --------           --------           --------

Net (decrease) increase in cash and equivalents               (15,170)            (6,127)             3,017

Cash and equivalents at the beginning of the period            18,187             24,332                 --
                                                             --------           --------           --------

Cash and equivalents at the end of the period                $  3,017           $ 18,205           $  3,017
                                                             ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========
  Taxes                                                      $     --           $     --           $     --
                                                             ========           ========           ========


                 The accompanying notes are an integral part of these unaudited condensed financial statements

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Financial Statements
January 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $46,983 as at January 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at January 31, 2009, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

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

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Financial Statements
January 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

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

At January 31, 2009, full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 for the period from July 22, 2005 (date of inception) to January 31, 2009.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Financial Statements
January 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

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

From the date of inception through January 31, 2009, the Company has not generated any revenue to date.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended January 31, 2009.

Liquidity

The Company has incurred net losses of $46,983 from its inception on July 22, 2005 through January 31, 2009. As of January 31, 2009, the Company's has excess of current liabilities over its current assets by $13,983, with cash and cash equivalents representing $3,017.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended April 30, 2006. The Company did not record any compensation expense for the period ended January 31, 2009 as there were no stock options outstanding prior to the adoption or at January 31, 2009.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Financial Statements
January 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

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

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Financial Statements
January 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

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

The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder. The property is good standing as at January 31, 2009.

4. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized. As of January 31, 2009 and April 30, 2008 the company has issued and outstanding 5,440,000 shares of common stock.

During the year ended April 30, 2006, the Company issued 5,440,000 shares of common stock for total cash proceeds of $33,000. At January 31, 2009, there were no outstanding stock options or warrants.

5. LOANS FROM RELATED PARTY

As at January 31, 2009, a related party loaned $17,000 to the Company, bearing no interest and with no specific terms of repayments.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Financial Statements
January 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

6. INCOME TAXES

As of January 31, 2009, the Company had net operating loss carry forwards of approximately $47,000 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Components of deferred tax assets as of January 31, 2009 are as follows:

               Non current:
               Net operating loss carryforward          $ 15,600
               Valuation allowance                       (15,600)
                                                        --------
               Net deferred tax asset                   $     --
                                                        ========

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company's financial statements and the adoption of FIN 48 did not have a material effect on the Company's financial statements for the period ended January 31, 2009.

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

RESULTS OF OPERATION

NINE MONTH PERIOD ENDED JANUARY 31, 2009 COMPARED TO NINE MONTH PERIOD ENDED JANUARY 31, 2008.

Our net loss during the nine month period ended January 31, 2009 was approximately ($32,170) compared to a net loss of ($6,127) for the nine month period ended January 31, 2008 (an increase of $26,043).

During the nine month periods ended January 31, 2009 and 2008, respectively, we did not generate any revenue. During the nine month period ended January 31, 2009, we incurred general and administrative expenses in the aggregate amount of $32,170 compared to $6,127 incurred during the nine month period ended January 31, 2008. The general and administrative expenses incurred during the nine month period ended January 31, 2009 consisted of: (i) bank charges and interest of $235 (2008: $82); (ii) filing and transfer agent fees of $5,130 (2008: $-0-);
(iii) mineral property expenses of $4,501 (2008: $-0-); (iv) professional fees of $22,200 (2008: $6,045); and (v) office expenses of $104 (2008: $-0-).

The increase in net loss during the nine month period ended January 31, 2009 compared to the nine month period ended January 31, 2008 is attributable primarily to the increase in mineral property expenses and professional fees based on the increased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the nine month period ended January 31, 2009 was ($32,170) or ($0.00) per share compared to a net loss of ($6,127) or ($0.00) per share for the nine month period ended January 31, 2008. The weighted average number of shares outstanding was 5,440,000 at January 31, 2009 and 2008.

THREE MONTH PERIOD ENDED JANUARY 31, 2009 COMPARED TO THREE MONTH PERIOD ENDED JANUARY 31, 2008.

Our net loss during the three month period ended January 31, 2009 was approximately ($5,047) compared to a net loss of ($269) for the three month period ended January 31, 2008 (an increase of $4,778).

During the three month periods ended January 31, 2009 and 2008, respectively, we did not generate any revenue. During the three month period ended January 31, 2009, we incurred general and administrative expenses in the aggregate amount of $5,047 compared to $269 incurred during the three month period ended January 31, 2008. The general and administrative expenses incurred during the three month period ended January 31, 2009 consisted of: (i) bank charges and interest of $23 (2008: $19); (ii) filing and transfer agent fees of $862 (2008: $-0-); (iii) professional fees of $3,250 (2008: $250); and (iv) mineral property expenses of $912 (2008: $-0-).

The increase in net loss during the three month period ended January 31, 2009 compared to the three month period ended January 31, 2008 is attributable primarily to the increase in professional fees, mineral property and transfer agent fees based on the increased scale and scope of business operations.

Our net loss during the three month period ended January 31, 2009 was ($5,047) or ($0.00) per share compared to a net loss of ($269) or ($0.00) per share for the three month period ended January 31, 2008. The weighted average number of shares outstanding was 5,440,000 at January 31, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED JANUARY 31, 2009

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the nine month period ended January 31, 2009, our current assets were $3,017 and our current liabilities were $17,000, resulting in a working capital deficit of $13,983. As at the nine month period ended January 31, 2009, our total assets were $3,017 consisting of cash compared to total assets of $18,187 at fiscal year ended April 30, 2008. As at the nine month period ended January 31, 2009, our total liabilities were $17,000 consisting of a loan from a related party compared to current liabilities of $-0- at fiscal year ended April 30, 2008. The increase in current liabilities was primarily due to the increase in loan from a related party of $17,000 from fiscal year ended April 30, 2008.

Stockholders' equity/(deficit) decreased from $18,187 as at April 30, 2008 to ($13,983) as at January 31, 2009.

We have not generated positive cash flows from operating activities. For the nine month period ended January 31, 2009, net cash flow used in operating activities was ($32,170) compared to net cash flow used in operating activities of ($6,127) for the nine month period ended January 31, 2008. Net cash flow used in operating activities during the nine month period ended January 31, 2009 consisted of a net loss of ($32,170).

During the nine month period ended January 31, 2009, net cash flow provided by financing activities was $17,000 compared to net cash flow from financing activities of $-0- for the nine month period ended January 31, 2008. Net cash flow provided from financing activities during the nine month period ended January 31, 2009 pertained to the $17,000 received as proceeds from the loan from related party.

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

Thus, we estimate that our expenditures over the next twelve months will be approximately $30,000 to complete phase one of our recommended exploration program and to cover ongoing general and administrative expenses. As at October 31, 2008, we had cash of $3,064. As of the date of this Quarterly Report, one of our prior directors, Glenn Ennis, has loaned us $17,000 as working capital to cover our immediate expenses. Our officers and directors intend to meet operating expenses by making personal loans and raising additional capital through private offerings. As such, we anticipate that our cash may be sufficient to enable us to complete phase one of our recommended exploration program and to pay for our general and administrative expenses for approximately the next twelve months. In addition, we will require additional financing if we determine to proceed with subsequent phases of our recommended work program.

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

ITEM IV. INTERNAL CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Fred DaSilva, our current Chief Executive Officer/Chief Financial Officer, and Richard Goodhart, our prior Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009. Based on that evaluation, Messrs. DaSilva and Goodhart concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM I. LEGAL PROCEEDINGS.

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

ITEM IV. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM V. OTHER INFORMATION.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Effective on January 20, 2009, our Board of Directors accepted the resignation of Richard Goodhart as our President, Secretary, Treasurer and a member of the Board of Directors and the resignation of Glenn Ennis as a member of our Board of Directors. The resignation of Mr. Goodhart is not a result of any disagreement between us or Mr. Goodhart pertaining to matters relating to our operations, policies or practices. The resignation of Mr. Ennis is not a result of any disagreement between us or Mr. Ennis pertaining to matters relating to our operations, policies or practices. Concurrently, our Board of Directors accepted the consent of one of our current members of the Board of Directors, Fred DaSilva, as our President/Chief Executive Officer, Secretary and Treasurer and the consent of Rick Shykora as a member of our Board of Directors.

In accordance with a written consent of resolutions of the Board of Directors dated January 20, 2009, Fred DaSilva was duly appointed as our President/Chief Executive Officer, Secretary and Treasurer and Rick Shykora was duly appointed as a member of our Board of Directors. Therefore, as of the date of this Quarterly Report, our Board of Directors is comprised of Fred DaSilva and Rick Shykora.

BIOGRAPHY

FRED DASILVA. Mr. DaSilva has served as a member of our Board of Directors since September 25, 2008. During the past twenty years, Mr. DaSilva has been involved with a wide variety of private and public companies providing consulting services in the areas of business planning and development, mergers and acquisitions, financing and business development. He has been directly involved in raising investment capital for several companies in the oil and gas sector that have been start-up and emerging growth public companies. Mr. DaSilva's responsibilities include sourcing of oil and gas prospects for acquisition and the leasing of key properties for exploration. From approximately 2007 to present, Mr. DaSilva has been engaged as a consultant. From approximately 2005 through 2006, Mr. DaSilva was the president of Frontier Energy. From approximately 2004 through 2005, Mr. DaSilva was the president of DMT Energy. From approximately 1994 through 2003, Mr. DaSilva was the president of Maddison Investments. And, from approximately 1986 through 1993, Mr. DaSilva was a senior buyer involved in negotiations and strategic planning for Pancanadian Petroleum.

RICK SHYKORA. During the past twenty years, Mr. Shykora has been directly involved with a wide variety of public companies involved in a diverse range of industry sectors and with consulting firms specializing in services for public companies. These services have included investor relations, public relations and corporate governance capacities. Mr. Shykora is also the chief executive officer and a director of Frontier Energy Corp. from approximately September 2008 to current where he is responsible for managing operations, the vice president of communications and a director of Diversity Group International Inc. from approximately August 2007 to present where he is responsible for corporate governance, and the managing partner of MSK Holding LLC from approximately June 2007 to present. Previously, Mr. Shykora was the chief executive officer of Sigma Global Corp. from approximately September 2006 through July 2007 where he was responsible for business development. He was previously a consultant for Ifinix Corp from March 2006 through December 2006 and a consultant for AutobadXL Inc. from approximately March 2005 through June 2006. Mr. Shykora was also a manger for Sure Trace Security Corp. from approximately November 2003 through June 2005 where he was responsible for regulatory compliance. Mr. Shykora was a land banker with Walton International Group from approximately January 2003 through September 2003.Mr. Shykora was educated at the University of Alberta and earned a Bachelor of Science degree.

ITEM VI. EXHIBITS

(a)      Exhibits

The following exhibits are included in this report: See "Exhibit Index" immediately following the following the signature page of this Form 10-Q.

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

                                      Quartz Ventures Inc.


Date: March 11, 2009                  By: /s/ Fred DaSilva
                                         ---------------------------------------
                                         Fred DaSilva, Chief Executive Officer


Date: March 11, 2009                  By: /s/ Fred DaSilva
                                         ---------------------------------------
                                         Fred DaSilva, Chief Financial Officer