Form 10-K
period 2009-04-30
QUARTZ VENTURES INC.
filed 2009-08-12
CIK 1440821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended April 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number 333-152754

                              QUARTZ VENTURES INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                               71-1029846
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

29115 North 144th Street, Scottsdale, AZ                           85262
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code: 480-229-3668

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange On Which Registered
-------------------                    -----------------------------------------
       N/A                                               N/A

           Securities registered pursuant to Section 12(g) of the Act:

                                       N/A
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2009 was $0 based on a $0 closing price for the Common Stock on July 31, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. 5,440,000 as of August 10, 2009

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                TABLE OF CONTENTS

Item 1.  Business............................................................  3

Item 1A. Risk Factors........................................................  6

Item 1B. Unresolved Staff Comments...........................................  9

Item 2.  Properties..........................................................  9

Item 3.  Legal Proceedings................................................... 10

Item 4.  Submission of Matters to a Vote of Security Holders................. 10

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities................... 10

Item 6.  Selected Financial Data............................................. 11

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......... 16

Item 8.  Financial Statements and Supplementary Data......................... 17

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure............................................ 30

Item 9A. Controls and Procedures............................................. 30

Item 9B. Other Information................................................... 31

Item 10. Directors, Executive Officers and Corporate Governance.............. 31

Item 11. Executive Compensation.............................................. 33

Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................... 34

Item 13. Certain Relationships and Related Transactions, and Director
         Independence........................................................ 35

Item 14. Principal Accounting Fees and Services.............................. 35

Item 15. Exhibits, Financial Statement Schedules............................. 36

                                     PART I

ITEM 1. BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "Quartz" mean Quartz Ventures Inc.

GENERAL OVERVIEW

We were incorporated in the State of Nevada, USA, on July 22, 2005. We are an exploration stage company engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.

On the date of our incorporation, July 22, 2005, Mr. Glenn Ennis was our sole officer and director. On July 15, 2008, Mr. Ennis resigned as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, but continued to remain a member of the board of directors. As a result of Mr. Ennis' resignation, we appointed Mr. Richard Goodhart as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a member of our board of directors.

On January 15, 2007, we entered into a purchase and sale agreement with David Heyman to acquire a100% interest in two mineral claims located in the Alberni Mining Division, British Columbia, Canada for total consideration of $8,000.00 (collectively, the "Claim"). As of the date of this Annual Report, the claims are in good standing and held in trust for us by the vendor of the property, David Heyman. Upon our request, Mr. Heyman will have the claims recorded in our name with the appropriate mining recorder. We had paid $5,000 to a geologist for analysis of the property underlying our claims.

On September 25, 2008, we appointed Mr. Fred DaSilva to our board of directors.

Effective January 20, 2009, Mr. Richard Goodhard resigned as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a director of our company. Also on January 20, 2009, Mr. Glenn Ennis resigned as a director of our company. As a result of the resignations of Mr. Goodhard and Mr. Ennis, we appointed Mr. Fred DaSilva as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. We also appointed Mr. Rick Shykora as a director of our company.

On June 4, 2009, certain shareholders of our company, pursuant to a written consent resolution of the shareholders, removed Mr. Rick Shykora as a director of our company and Mr. DeSilva as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a director of our company. As a result of the removal of Mr. DeSilva and Mr. Shykora on June 4, 2009, we appointed Mr. Georgios Polyhronopoulos as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a director of our company. As of the date of this annual report on 10-K, Mr. Polyhronopoulos is our sole director and officer.

Effective June 4, 2009, there was a change in control of our company. In accordance with a verbal arrangement between our company Mr. Glenn Ennis, a former director and officer of our company, Mr. Ennis returned an aggregate of 3,000,000 restricted shares of our common stock for cancellation. Also effective June 4, 2009, Mr. Polyhronopoulos, our sole director and officer, acquired an aggregate of 3,000,000 restricted shares of our common stock in consideration of $25,000.00. The shares were issued to one (1) U.S. person, as that term is defined in Regulation S of the Securities Act of 1933, relying on Section 4(2) of the Securities Act and/or Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

OUR CURRENT BUSINESS

We are an exploration stage mining company engaged in the exploration of minerals on a property located in British Columbia, Canada.

Our current operational focus is to conduct exploration activities on our property in British Columbia, Canada and to complete the terms of the acquisition agreement with General Metals Corporation for the acquisition of the Nyinahin Mining Concession.

ALBERNI MINING CLAIM

GEOLOGICAL REPORT

We had obtained a geological report on the property underlying our Claim. The geology report dated February 19, 2007 recommended renewed work in the project area with the objective being to delineate viable targets for diamond drilling. The first priority should be a comprehensive review of reports and maps pertaining to all past exploration work, including surface surveys, drilling, trenching and underground exploration followed by a field examination of the subject area. The review will include preparation of compilations of all available maps and sections pertaining to the property adjusted to common scales to permit accurate comparisons of data from different projects. The geophysical data, in particular the chargeability surveys previously carried out, should be professionally re-evaluated and an effort should be made to re-locate the survey grids. Their positions along with those of all known mineral occurrences, trenches, drill holes, adits and geographical features should be established with the aid of GPS instruments. Completion of this phase is expected to identify gaps in data and areas where additional effort is needed and to permit design of an appropriate program of additional work.

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

PROPERTY DESCRIPTION

The property consists of two contiguous claims listed in the table below:

     CLAIM NUMBER AND NAME           AREA (IN HECTARES)          EXPIRY DATE
     ---------------------           ------------------          -----------

     548275 - Horse's Wither              442.845             December 30, 2008
     549813-Fetlock                        42.176             January 18, 2009
     TOTAL AREA:                          485.021                     --

EXPLORATION PROGRAM

We will engage a geologist to provide a further analysis of the property and potential for minerals. Our initial program should subsequently be to prospect the property locating all signs of unreported previous work and record the results by global positioning system (GPS) coordinates. After all previous work areas have been accurately located, a geologist can rapidly produce a detailed geological map of the property delineating the favourable areas. Samples should be carefully collected from all exposure of the formation and analyses performed.

The requirement to raise further funding for exploration beyond that obtained for the next six month period continues to depend on the outcome of geological and engineering testing occurring over this interval. If results provide the basis to continue development and geological studies indicate high probabilities of sufficient production quantities, we will attempt to raise capital to further our mining program, build production infrastructure, and raise additional capital for further land acquisitions. This includes the following activity:

     *    Review all available information and studies.
     *    Digitize all available factual information.
     * Complete an NI 43-101 Compliant Report with a qualified geologist familiar with mineralization.
     * Determine feasibility and amenability of extracting the minerals via an ISL operation.
     *    Create investor communications materials, corporate identity.
     *    Raise funding for mineral development.
     * Target further leases for exploration potential and obtain further funding to acquire new development targets.

COMPETITION

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

COMPLIANCE WITH GOVERNMENT REGULATION

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities.

In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have incurred $Nil in research and development expenditures over the last fiscal year.

EMPLOYEES

Currently, we do not have any employees. Our directors and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

SUBSIDIARIES

We do not have any subsidiaries.

INTELLECTUAL PROPERTY

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A. RISK FACTORS

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

RISKS ASSOCIATED WITH MINING

OUR PROPERTY IS IN THE EXPLORATION STAGE. THERE IS NO ASSURANCE THAT WE CAN ESTABLISH THE EXISTENCE OF ANY MINERAL RESOURCE ON OUR PROPERTY IN COMMERCIALLY EXPLOITABLE QUANTITIES. UNTIL WE CAN DO SO, WE CANNOT EARN ANY REVENUES FROM OPERATIONS AND IF WE DO NOT DO SO WE WILL LOSE ALL OF THE FUNDS THAT WE EXPEND ON EXPLORATION. IF WE DO NOT DISCOVER ANY MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, OUR BUSINESS COULD FAIL.

Despite exploration work on our mineral property, we have not established that it contains any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on our property, there can be no assurance that we will be able to develop our property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

MINERAL OPERATIONS ARE SUBJECT TO APPLICABLE LAW AND GOVERNMENT REGULATION. EVEN IF WE DISCOVER A MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, THESE LAWS AND REGULATIONS COULD RESTRICT OR PROHIBIT THE EXPLOITATION OF THAT MINERAL RESOURCE. IF WE CANNOT EXPLOIT ANY MINERAL RESOURCE THAT WE MIGHT DISCOVER ON OUR PROPERTIES, OUR BUSINESS MAY FAIL.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral property or for the construction and operation of a mine on our property at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral property.

IF WE ESTABLISH THE EXISTENCE OF A MINERAL RESOURCE ON OUR PROPERTY IN A COMMERCIALLY EXPLOITABLE QUANTITY, WE WILL REQUIRE ADDITIONAL CAPITAL IN ORDER TO DEVELOP THE PROPERTY INTO A PRODUCING MINE. IF WE CANNOT RAISE THIS ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO EXPLOIT THE RESOURCE, AND OUR BUSINESS COULD FAIL.

If we do discover mineral resources in commercially exploitable quantities on our property, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

MINERAL EXPLORATION AND DEVELOPMENT IS SUBJECT TO EXTRAORDINARY OPERATING RISKS. WE DO NOT CURRENTLY INSURE AGAINST THESE RISKS. IN THE EVENT OF A CAVE-IN OR SIMILAR OCCURRENCE, OUR LIABILITY MAY EXCEED OUR RESOURCES, WHICH WOULD HAVE AN ADVERSE IMPACT ON OUR COMPANY.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

MINERAL PRICES ARE SUBJECT TO DRAMATIC AND UNPREDICTABLE FLUCTUATIONS.

We expect to derive revenues, if any, either from the sale of our mineral resource property or from the extraction and sale of metals such as lithium. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

THE MINING INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL CONTINUE TO BE SUCCESSFUL IN ACQUIRING MINERAL CLAIMS. IF WE CANNOT CONTINUE TO ACQUIRE PROPERTIES TO EXPLORE FOR MINERAL RESOURCES, WE MAY BE REQUIRED TO REDUCE OR CEASE OPERATIONS.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our property if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

RISKS RELATED TO OUR COMPANY

WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO BASE AN EVALUATION OF OUR BUSINESS AND PROSPECTS.

We have been in the business of exploring mineral resource properties since 2007 and we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral property contains any mineral reserve or, if it does that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any disposition of our property, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

THE FACT THAT WE HAVE NOT EARNED ANY OPERATING REVENUES SINCE OUR INCORPORATION RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE TO EXPLORE OUR MINERAL PROPERTIES AS A GOING CONCERN.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and build and operate a mine. We had cash in the amount of $Nil as of April 30, 2009. At April 30, 2009, we had a working capital deficit of $26,195. We incurred a net loss of $44,382 for our year ended April 30, 2009 and $59,195 since inception. We will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated August 07, 2009, to comment about our company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement of our capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future.

RISKS ASSOCIATED WITH OUR COMMON STOCK

WITHOUT A PUBLIC MARKET THERE IS NO LIQUIDITY FOR OUR SHARES AND OUR SHAREHOLDERS MAY NEVER BE ABLE TO SELL THEIR SHARES WHICH WOULD RESULT IN A TOTAL LOSS OF THEIR INVESTMENT.

Our common shares are not list on any exchange or quotation system and we do not have a market maker who will assist us in having our shares quoted on the OTCBB. At the present, time none of our selling security holders are able to sell their shares other than through private transactions. Selling shares privately might result in our selling security holders not receiving the price per share that they might have obtained if the shares were quoted on the OTCBB. Management intends to seek out a market maker. This will occur as follows:

     * We will have to identify a market maker who will file a Form 211 for us which will start the process with the FINRA and hopefully eventually obtaining a quotation on the OTCBB; and
     * We will have to be current in our financial statements to be quoted on the OTCBB and hence we will be responsible for filing Forms 10-K and 10-Q on a periodic basis as required.

We do not know how long this process will take, but we estimate a period of between six to twelve months. There is the distinct possibility that our company will never be quoted on the OTCBB.

WE MIGHT IN THE FUTURE HAVE TO SELL SHARES BY WAY OF PRIVATE PLACEMENTS OR THROUGH A PUBLIC OFFERING WHICH WILL HAVE THE EFFECT OF DILUTING OUR SHAREHOLDERS' CURRENT PERCENTAGE OWNERSHIP IN OUR COMPANY.

If, in the future, we decide to sell shares to raise additional capital for operations, our shareholders current percentage ownership in our company will be diluted unless they participate in the purchase of shares equivalent to their present ownership in our company. If they do not participate in either a future private placement or public offering their percentage interest in our company will be diluted.

OTHER RISKS

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

Our executive office is located at 29115 North 144th Street, Scottsdale, AZ 85262. We rent approximately 250 square feet at a cost of $0 per month.

MINERAL PROPERTY

As of the date of this annual report on Form 10-K, we hold a mineral property located in the Alberni Mining Division in British Columbia, Canada. For a detailed description of this property, please see the section entitled "Business" above.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended April 30, 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not presently listed for trading on any securities exchange or market. We intend to apply to list our shares of common stock for trading on the OTC Bulletin Board at the time the registration statement of which this prospectus forms a part becomes effective.

        National Association of Securities Dealers OTC Bulletin Board(1)

       Quarter Ended                    High                     Low
       -------------                    ----                     ---

     December 31, 2008                  $0.90                   $0.50
     September 30, 2008 (3)               Nil                     Nil
     June 30, 2008 (3)                    Nil                     Nil
     March 31, 2008 (3)                   Nil                     Nil
     December 31, 2007 (3)                Nil                     Nil
     September 30, 2007 (2)               N/A                     N/A
     June 30, 2007 (2)                    N/A                     N/A
     March 31, 2007 (2)                   N/A                     N/A
     December 31, 2006 (2)                N/A                     N/A

----------
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2) Our common stock was quoted on the Over-the-Counter Bulletin Board on October 22, 2007.
(3)  The first trade in our common stock occurred on October 29, 2008.

Our common shares are issued in registered form. Empire Stock Trasnfer 2470 St. Rose Pkwy Suite 304, Henderson, NV 89074 (Telephone: 702.818.5898; Facsimile:
702.974.1444) is the registrar and transfer agent for our common shares.

On August 6, 2009, the shareholders' list showed 31 registered shareholders and 5,440,000 common shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

EQUITY COMPENSATION PLAN INFORMATION

We currently do not have any stock option or equity compensation plans or arrangements.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2009 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2009.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2009.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

PLAN OF OPERATION

During the next twelve month period, we intend to focus our efforts on the exploration of our Alberni Mining Claim.

An estimate of the cost of the proposed initial review and field examination is $13,000. Provision of an additional budget of $71,000 is recommended for the contingent exploration work that would be required to complete the follow-up surveys.

As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

RESULTS OF OPERATIONS FOR OUR YEARS ENDED APRIL 30, 2009 AND 2008

RESULTS OF OPERATIONS

YEAR ENDED APRIL 30, 2009 AND 2008

                                                    Year Ended
                                                     April 30,
                                              2009             2008
                                             -------          -------
     Revenue                                 $   Nil          $   Nil
     Operating Expenses                       44,382            6,145
     Net Loss                                $44,382          $ 6,145

EXPENSES

Our operating expenses for the year ended April 30, 2009 and April 30, 2008 are outlined in the table below:

                                                    Year Ended
                                                     April 30,
                                              2009             2008
                                             -------          -------
     Bank charges and interest               $   293          $   100
     Filing and transfer agent fees            5,340              Nil
     Mineral property                          5,413              Nil
     Office expenses                             104              Nil
     Professional fees                       $33,232          $ 6,045

Operating expenses for the year ended April 30, 2009, increased by 622% as compared to the comparative period in 2008 primarily as a result of an increase in filing and transfer agent fees, mineral property expenses and professional expenses.

REVENUE

We did not earn any revenues during the year ended April 30, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production on the Hummingbird property. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL
                                    At                At
                                 April 30,         April 30,          Increase/
                                   2009              2008             Decrease
                                 --------          --------           --------
Current Assets                   $    Nil          $ 18,187           $(18,187)
Current Liabilities                26,195               Nil             26,195
Working Capital (deficit)        $(26,195)         $ 18,187           $(44,382)

CASH FLOWS
                                                  Year Ended          Year Ended
                                                   April 30,           April 30,
                                                     2009                2008
                                                   ---------           --------
Net Cash Used in Operating Activities              $ (44,382)          $ (6,145)
Net Cash Provided by Investing Activities                Nil                Nil
Net Cash Provided by Financing Activities             23,500                Nil
DECREASE IN CASH DURING THE PERIOD                 $ (20,882)          $ (6,145)

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

EXPLORATION STAGE COMPANY

Our company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of our company as an exploration stage enterprise.

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date our company has not established any proven or probable reserves on its mineral properties. Our company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at April 30, 2009, any potential costs relating to the retirement of our company's mineral property interest has not yet been determined.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our company's commitments to plan of action based on the then known facts.

INCOME TAXES

Our company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At April 30, 2009, full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

BASIC AND DILUTED LOSS PER SHARE

Our company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Our company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of SFAS No. 159 did not have a material impact on our company's financial position, results of operations or cash flows.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities" (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. Our company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements: An Amendment of ARB No. 51" -- This statement changes the accounting and reporting for noncontrolling (minority) interests in subsidiaries and for deconsolidation of a subsidiary. Under the revised basis, the noncontrolling interest will be shown in the balance sheet as a separate line in equity instead of as a liability. In the income statement, separate totals will be shown for consolidated net income including noncontrolling interest, noncontrolling interest as a deduction, and consolidated net income attributable to the controlling interest. In addition, changes in ownership interests in a subsidiary that do not result in deconsolidation are equity transactions if a controlling financial interest is retained. If a subsidiary is deconsolidated, the parent company will now recognize gain or loss to net income based on fair value of the noncontrolling equity at that date. The statement is effective prospectively for fiscal years and interim periods beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material impact the financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board (the "FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS 133; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires: disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Our company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." Our company does not expect the adoption of SFAS No. 162 will have a material effect on our financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF No. 07-5"). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective on January 1, 2009 and the adoption had no material effect on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly , provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157 ("SFAS 157"), Fair Value Measurements. FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. Our company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. Our company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments , provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Our company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our company's present or future financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS                                                           PAGE
-----------------                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      18

BALANCE SHEETS AS OF APRIL 30, 2009 AND 2008                                 19

STATEMENT OF LOSSES FOR THE YEARS ENDED APRIL 30, 2009 AND 2008 AND FOR
THE PERIOD JULY 22, 2005 (DATE OF INCEPTION) TO APRIL 30, 2009               20

STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD JULY 22, 2005 (DATE OF
INCEPTION) TO APRIL 30, 2009                                                 21

STATEMENT  OF CASH FLOWS FOR THE YEARS ENDED  APRIL 30, 2009 AND 2008
AND FOR THE PERIOD JULY 22, 2005 (DATE OF INCEPTION) TO APRIL 30, 2009       22

NOTES TO THE FINANCIAL STATEMENTS                                            23

                                    RBSM LLP
                          CERTIFIED PUBLIC ACCOUNTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Quartz Ventures, Inc.

     We have audited the accompanying balance sheets of Quartz Ventures, Inc.(the "Company"), an exploration stage company, as of April 30, 2009 and 2008, and the related statements of losses, stockholder's equity and cash flows for the two years in the period ended April 30, 2009 and the period July 22, 2005 (date of inception) through April 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We have conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quartz Ventures, Inc. at April 30, 2009 and 2008 and the results of its operations and its cash flows for the two years in the period ended April 30, 2009 and the period July 22, 2005 (date of inception) through April 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /s/ RBSM LLP
                                         ---------------------------------------
                                         RBSM LLP
                                         Certified Public Accountants

New York, New York
August 07, 2009

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                    April 30,          April 30,
                                                                      2009               2008
                                                                    --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $     --           $ 18,187
                                                                    --------           --------

TOTAL ASSETS                                                        $     --           $ 18,187
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                                    $  2,695           $     --
  Loans payable - Shareholder                                         23,500                 --
                                                                    --------           --------

TOTAL CURRENT LIABILITIES                                             26,195                 --
                                                                    --------           --------

STOCKHOLDERS' EQUITY
  Capital stock
  Authorized:
    75,000,000 common shares with a par value of $0.001
  Issued and outstanding:
    5,440,000 common shares as of April 30, 2009 and 2008              5,440              5,440
  Additional paid-in-capital                                          27,560             27,560
  Deficit accumulated during the exploration stage                   (59,195)           (14,813)
                                                                    --------           --------

TOTAL STOCKHOLDERS' EQUITY                                           (26,195)            18,187
                                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     --           $ 18,187
                                                                    ========           ========


                 The accompanying notes are an integral part of
                       these audited financial statements

QUARTZ VENTURES, INC.
(A Exploration Stage Company)
Statements of Losses
--------------------------------------------------------------------------------

                                                                                            Cumulative from
                                                                                             July 22, 2005
                                                                                               (Date of
                                                    Year Ended           Year Ended          Inception) to
                                                     April 30,            April 30,            April 30,
                                                       2009                 2008                 2009
                                                    ----------           ----------           ----------
COSTS AND EXPENSES:
  Bank charges and interest                         $      293           $      100           $      545
  Filing and transfer agent fees                         5,340                   --                5,340
  Mineral property                                       5,413                   --               13,413
  Office expenses                                          104                   --                  620
  Professional fees                                     33,232                6,045               39,277
                                                    ----------           ----------           ----------
Total operating expenses                                44,382                6,145               59,195
                                                    ----------           ----------           ----------

Net loss from operations                               (44,382)              (6,145)             (59,195)
                                                    ----------           ----------           ----------
Net loss before provision for income taxes             (44,382)              (6,145)             (59,195)
                                                    ----------           ----------           ----------
Income taxes (benefit)                                      --                   --                   --
                                                    ----------           ----------           ----------

Net loss                                            $  (44,382)          $   (6,145)          $  (59,195)
                                                    ==========           ==========           ==========

LOSS PER SHARE - BASIC AND DILUTED                  $    (0.00)          $    (0.00)
                                                    ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING (BASIC AND FULLY DILUTED)               5,440,000            5,440,000
                                                    ==========           ==========


                 The accompanying notes are an integral part of
                       these audited financial statements

QUARTZ VENTURES, INC.
(A Exploration Stage Company)
Statement of Stockholders' Equity
From July 22,  2005 (Date of Inception) to April 30, 2009
--------------------------------------------------------------------------------

                                                                                     Deficit
                                                                                   Accumulated
                                    Number of                      Additional      During the
                                     Common           Par           Paid-in        Development
                                     Shares          Value          Capital           Stage            Total
                                     ------          -----          -------           -----            -----
August 3, 2005
 Subscribed for cash at $0.001     3,000,000        $ 3,000        $     --        $      --         $   3,000
August 31, 2005
 Subscribed for cash at $0.01        400,000            400           3,600               --             4,000
September 20, 2005
 Subscribed for cash at $0.01        700,000            700           6,300               --             7,000
October 11, 2005
 Subscribed for cash at $0.01        600,000            600           5,400               --             6,000
November 30, 2005
 Subscribed for cash at $0.01        600,000            600           5,400               --             6,000
December 15, 2005
 Subscribed for cash at $0.05        140,000            140           6,860               --             7,000
Net Loss                                  --             --              --             (568)             (568)
                                   ---------        -------        --------        ---------         ---------
Balance, April 30, 2006            5,440,000          5,440          27,560             (568)           32,432
Net loss                                  --             --              --           (8,100)           (8,100)
                                   ---------        -------        --------        ---------         ---------
Balance, April 30, 2007            5,440,000          5,440          27,560           (8,668)           24,332
Net loss                                  --             --              --           (6,145)           (6,145)
                                   ---------        -------        --------        ---------         ---------
Balance, April 30, 2008            5,440,000          5,440          27,560          (14,813)           18,187
Net loss                                  --             --              --          (44,382)          (44,382)
                                   ---------        -------        --------        ---------         ---------

Balance, April 30, 2009            5,440,000        $ 5,440        $ 27,560        $ (59,195)        $ (26,195)
                                   =========        =======        ========        =========         =========


                 The accompanying notes are an integral part of
                       these audited financial statements

QUARTZ VENTURES, INC.
(A Exploration Stage Company)
Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                             Cumulative from
                                                                                              July 22, 2005
                                                                                                (Date of
                                                         Year Ended         Year Ended        Inception) to
                                                          April 30,          April 30,          April 30,
                                                            2009               2008               2009
                                                          --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $(44,382)          $ (6,145)          $(59,195)
                                                          --------           --------           --------
      Net cash used in operations                          (44,382)            (6,145)           (59,195)
                                                          --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans payable                                             23,500                 --             23,500
  Shares subscribed for cash                                    --                 --             33,000
                                                          --------           --------           --------
      Net cash provided by financing activities             23,500                 --             56,500

Net decrease in cash and equivalents                       (20,882)            (6,145)            (2,695)

Cash and equivalents at the beginning of the period         18,187             24,332                 --
                                                          --------           --------           --------

(Bank overdraft) Cash at the end of the period            $ (2,695)          $ 18,187           $ (2,695)
                                                          ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                $     --           $     --           $     --
                                                          ========           ========           ========
  Taxes                                                   $     --           $     --           $     --
                                                          ========           ========           ========


                 The accompanying notes are an integral part of
                       these audited financial statements

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Financial Statements
April 30, 2009
--------------------------------------------------------------------------------

1. BUSINESS AND BASIS OF PRESENTATION

     Quartz Ventures, Inc. ("the Company") was incorporated on July 22, 2005 under the laws of State of Nevada, U.S. with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company has an April 30, year end. The Company is in the exploration stage of its resource business. The Company commenced operations in 2006 by issuing shares and acquiring a mineral property located in the Province of British Columbia, Canada. The Company has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

     GOING CONCERN

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $59,195 as at April 30, 2009 and used $59,195 in cash for operating activities from its inception through April 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.

     The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock. However, the planned principal operations have not commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

     MINERAL INTERESTS

     Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at April 30, 2009, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Financial Statements
April 30, 2009
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     INCOME TAXES

     The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At April 30, 2009, full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Financial Statements
April 30, 2009
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RESEARCH AND DEVELOPMENT

     The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial
     Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 for the period from July 22, 2005 (date of inception) to April 30, 2009.

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

     SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 will not have immediate impact on the Company's financial position and results of operations

     From the date of inception through April 30, 2009, the Company has not generated any revenue to date.

     ADVERTISING

     The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the years ended April 30, 2009 and 2008.

     LIQUIDITY

     The Company has incurred net losses of $59,195 from its inception on July 22, 2005 through April 30, 2009. As of April 30, 2009, the Company's has excess of current liabilities over its current assets by $26,195, with bank overdraft representing $2,695.

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

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Financial Statements
April 30, 2009
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended April 30, 2006. The Company did not record any compensation expense for the year ended April 30, 2009 as there were no stock options outstanding prior to the adoption or at April 30, 2009.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of SFAS No. 159 did not have a material impact on the Company financial position, results of operations or cash flows.

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

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements: An Amendment of ARB No. 51" -- This statement changes the accounting and reporting for noncontrolling (minority) interests in subsidiaries and for deconsolidation of a subsidiary. Under the revised basis, the noncontrolling interest will be shown in the balance sheet as a separate line in equity instead of as a liability. In the income statement, separate totals will be shown for consolidated net income including noncontrolling interest, noncontrolling interest as a deduction, and consolidated net income attributable to the controlling interest. In addition, changes in ownership interests in a subsidiary that do not result in deconsolidation are equity transactions if a controlling financial interest is retained. If a subsidiary is deconsolidated, the parent company will now recognize gain or loss to net income based on fair value of the noncontrolling equity at that date. The statement is effective prospectively for fiscal years and interim periods beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material impact the financial position, results of operations or cash flows.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Financial Statements
April 30, 2009
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock"
     ("EITF No. 07-5"). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective on January 1, 2009 and the adoption had no material effect on our financial position, results of operations or cash flows.

     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly , provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157 ("SFAS 157"), Fair Value Measurements . FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Financial Statements
April 30, 2009
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments , provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

3. MINERAL INTERESTS

     On January 15, 2007, the Company entered into a purchase and sale agreement to acquire a 100% interest in two mineral claims located in the Alberni Mining Division, BC for total consideration of $8,000. The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder. The property is good standing as at April 30, 2009.

4. COMMON STOCK

     The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized. As of April 30, 2009 and April 30, 2008 the company has issued and outstanding 5,440,000 shares of common stock.

     During the year ended April 30, 2006, the Company issued 5,440,000 shares of common stock for total cash proceeds of $33,000. At April 30, 2009, there were no outstanding stock options or warrants.

5. LOANS PAYABLE-SHAREHOLDER

     As at April 30, 2009, a major shareholder loaned $23,500 to the Company, bearing no interest and with no specific terms of repayments. Subsequent to April 30, 2009 there was a change in ownership, refer to Note 7 Subsequent Event

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Financial Statements
April 30, 2009
--------------------------------------------------------------------------------

6. INCOME TAXES

     As of April 30, 2009, the Company ha ss carry forwards of approximately $60,000 that may be available to reduce future years' taxabd net operating lo2029. Future tax benefits which may arise as a result of these losses have not been recognized inle income through tements, as their realization is determined not likely to occur and accordingly, the Company has these financial stan allowance for the deferred tax asset relating to these tax loss carry-forwards. Components of d recorded a valuatios of April 30, 2009 are as follows:

     Non current:

        Net operating loss carryforward                        $ 20,100
        Valuation allowance                                     (20,100)
                                                               --------
        Net deferred tax asset                                 $     --
                                                               ========

     In June 2006, the FASB issued FASB . 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. Interpretation NoN 48 prescribes a recognition threshold and measurement attribute for the financial statement 109 ("FIN 48"). FIurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guirecognition and meason, classification, treatment of interest and penalties, and disclosure of such positions. Efdance on derecogniti 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing Ffective January 1, n no adjustment to the Company's financial statements and the adoption of FIN 48 did not have a maIN 48, there has bee Company's financial statements for the year ended April 30, 2009. terial effect on the

7. SUBSEQUENT EVENT

     APPOINTMENT OF PRINCIPAL OFFICERS

     Effective on June 4, 2009, the Board of Directors (the "Board") of Quartz Ventures Inc., a Nevada corporation (the "Company") accepted the resignation of Fred DaSilvia as the President/Chief Executive Officer/Treasurer/Secretary/Chief Financial Officer and as a member of the Company's Board of Directors. The shareholders of the Company pursuant to written consent of shareholders dated June 4, 2009 removed Rick Shykora as a member of the Company's Board of Directors. Effective as of June 4, 2009, the Board of Directors accepted the consent of George Polyhronopoulos to act as the President/Chief Executive Officer/Treasurer/Secretary/Chief Financial Officer and as a member of the Board of Directors. In accordance with a written consent of resolutions of the Board of Directors unanimously signed by all the members of the Board of Directors of the Company, Mr. Polyhronopoulos was duly appointed as the President/Chief Executive Officer/Secretary/Treasurer/Chief Financial Officer and a member of the Board of Directors. Therefore, as of the date of this Current Report, the Company's Board of Directors is comprised of Georgios Polyhronopoulos.

     CHANGES IN CONTROL OF THE COMPANY

     Effective on June 4, 2009, there was a change in control of the Company. In accordance with a verbal arrangement between the Company and a certain shareholder, Glenn Ennis, who is the record holder of an aggregate of 3,000,000 shares of restricted common stock (55.1% of the total issued and outstanding), Mr. Ennis returned to the Company the 3,000,000 shares of common stock for $3,000. The share certificate issued to Mr. Ennis was cancelled and the 3,000,000 shares of common stock were returned to treasury.

     Effective as of June 4, 2009, Mr. Polyhronopoulos acquired an aggregate of 3,000,000 shares of restricted common stock of the Company in consideration of $25,000 in accordance with the terms and provisions of a subscription agreement. The shares were acquired under the transactional exemption of
     Section 4(2) of the Securities Act of 1933, as amended.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of April 30, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of April 30, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended April 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                           Position Held                         Date First
  Name                    with the Company          Age     Elected or Appointed
  ----                    ----------------          ---     --------------------

Georgios             President, Chief Executive     51           June 4, 2009
Polyhronopoulos      Officer, Treasury,
                     Secretary, Chief Financial
                     Officer and Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

GEORGE POLYHRONOPOULOS - PRESIDENT, CHIEF EXECUTIVE OFFICER, TREASURY, SECRETARY, CHIEF FINANCIAL OFFICER AND DIRECTOR

Since 2003, Mr. Polyhronopoulos has been the President and sole shareholder of Aegean Capital Management. Additionally, since 2002, he has been the President of Exo Performance Armor Ltd.

Mr. Polyhronopoulos graduated from Kitsilano Secondary School in 1972.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

     1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

     3. being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     4. being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

                                         Number of Transactions  Failure to File
                         Number of Late     Not Reported on        Required
        Name                Reports         a Timely Basis           Forms
        ----                -------         --------------           -----

Georgios Polyhronopoulos      1 (1)             1 (1)                1 (1)

----------
(1) The executive officer, director or holder of 10% or more of our common stock filed a late Form 3 -Initial Statement of Beneficial Ownership of Securities.

CODE OF ETHICS

Our company has not yet adopted a Code of Ethics.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     (a)  our principal executive officer;

     (b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2009 and 2008; and

     (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                                                                                            Change in
                                                                                             Pension
                                                                                            Value and
                                                                           Non-Equity      Nonqualified
 Name and                                                                  Incentive         Deferred
 Principal                                          Stock       Option        Plan         Compensation     All Other
 Position             Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------             ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
George
Polyhronopoulos(1)    2009      N/A        N/A        N/A         N/A           N/A             N/A             N/A           N/A
President, Chief      2008      N/A        N/A        N/A         N/A           N/A             N/A             N/A           N/A
Executive Officer,
Secretary,
Treasurer, Chief
Financial Officer
and Director

Fred DaSilva(2)       2009      N/A        N/A        N/A         N/A           N/A             N/A             N/A           N/A
Former President      2008      N/A        N/A        N/A         N/A           N/A             N/A             N/A           N/A
and Director

Richard Goodhart(3)   2009      N/A        N/A        N/A         N/A           N/A             N/A             N/A           N/A
Former President      2008      N/A        N/A        N/A         N/A           N/A             N/A             N/A           N/A
and Director

----------
(1) Mr. Polyhronopoulos was appointed Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a director on June 4, 2009.

(2) Mr. DaSilva was appointed Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a director on January 20, 2009 and resigned on June 4, 2009.
(3) Mr. Goodhart was appointed Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a director on July 15, 2008 and resigned on January 20, 2009.

STOCK OPTION GRANTS TO OUR NAMED EXECUTIVE OFFICERS

Our company did not grant any stock options to any named executive officers during the year ended April 30, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no outstanding equity awards granted to any named executive officer as of April 30, 2009.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

There were no options outstanding, and hence no options exercised, by any named executive officers during the year ended April 30, 2009.

COMPENSATION OF DIRECTORS

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

INDEBTEDNESS OF DIRECTORS, SENIOR OFFICERS, EXECUTIVE OFFICERS AND OTHER MANAGEMENT

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 6, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

  Name and Address                   Amount and Nature of            Percentage
 of Beneficial Owner                 Beneficial Ownership            of Class(1)
 -------------------                 --------------------            -----------

Georgio Polyhronopoulos                   3,000,000                     55.1%
29115 N 144th Street
Scottsdale AZ 85262

  Name and Address                   Amount and Nature of            Percentage
 of Beneficial Owner                 Beneficial Ownership            of Class(1)
 -------------------                 --------------------            -----------

Directors and Executive Officers
 as a Group(1)                            3,000,000                     55.1%

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 6, 2009. As of August 6, 2009, there were 5,440,000 shares of our company's common stock issued and outstanding

CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

DIRECTOR INDEPENDENCE

We currently act with one (1) director, consisting of George Polyhronopoulos. We have determined that we do not have an "independent directors" as defined in NASDAQ Marketplace Rule 4200(a)(15).

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does not have a member of its audit committee who qualifies as an "audit committee financial expert" as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2009 and for fiscal year ended April 30, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                    Year Ended
                                                     April 30,
                                              2009              2008
                                             -------           -------
     Audit Fees                              $11,500           $11,500
     Audit Related Fees                            0                 0
     Tax Fees                                      0                 0
     All Other Fees                                0                 0
                                             -------           -------
     Total                                   $11,500           $11,500
                                             =======           =======

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     * approved by our audit committee (which consists of our entire board of directors); or
     * entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

     (1)  Financial statements for our company are listed in the index under
          Item 8 of this document

     (2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit
Number                                 Description
------                                 -----------

(3)       ARTICLES OF INCORPORATION AND BY-LAWS

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on August 4, 2008)

Exhibit
Number                                 Description
------                                 -----------

3.2 Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on August 4, 2008)

(10)      MATERIAL CONTRACTS

10.1 Purchase and Sale Agreement dated January 15, 2007 (incorporated by reference from our Registration Statement on Form S-1 filed on August 4, 2008)

10.2 Form of Private Placement Subscription Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on August 4, 2008)

(31)      RULE 13A-14(D)/15D-14(D) CERTIFICATIONS

31.1*     Section 302 Certification

(32)      SECTION 1350 CERTIFICATIONS

32.1*     Section 906 Certification

----------
* Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       QUARTZ VENTURES INC.


                       /s/ Georgios Polyhronopoulos
                       ---------------------------------------------------------
                       Georgios Polyhronopoulos
                       President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director
                       (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

                       Date: August 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                Title                              Date
          ---------                                -----                              ----


/s/ Georgios Polyhronopoulos          President, Chief Executive Officer,         August 11, 2009
----------------------------------    Secretary, Treasurer, Chief Financial
Georgios Polyhronopoulos              Officer and Director