Form 10-Q
period 2009-07-31
QUARTZ VENTURES INC.
filed 2009-09-15
CIK 1440821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 31, 2009

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________ to ______________

                       Commission File Number 333-152754

                              QUARTZ VENTURES INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                         71-1029846
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

29115 North 144th Street, Scottsdale, AZ                    85262
(Address of principal executive offices)                  (Zip Code)

                                  480-229-3668
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [X] YES [ ] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

5,440,000 common shares issued and outstanding as of September 14, 2009

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended July 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

                              QUARTZ VENTURES, INC.
                         (An Exploration Stage Company)
                              FINANCIAL STATEMENTS
                                  July 31, 2009
                                   (Unaudited)

                                                                     Page Number
                                                                     -----------
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Condensed Balance Sheets - July 31, 2009 (Unaudited) and
     April 30, 2009                                                        4

     Unaudited Condensed Statements of Losses - Three Months Ended
     July 31, 2009 and July 31, 2008 and from the period July 22, 2005
     (date of inception) to July 31, 2009                                  5

     Unaudited Condensed Statements of Stockholders Deficit for the
     period from July 22, 2005 (date of inception) to July 31, 2009        6

     Unaudited Condensed Statements of Cash Flows - Three Months Ended
     July 31, 2009, and July 31, 2008 and from the period July 22, 2005
     (date of inception) to July 31, 2009                                  7

     Notes to Unaudited Condensed Financial Statements                     8

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                            July 31,           April 30,
                                                                              2009               2009
                                                                            --------           --------
                                                                          (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $ 21,790           $     --
                                                                            --------           --------

TOTAL ASSETS                                                                $ 21,790           $     --
                                                                            ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                                            $     --           $  2,695
  Loans payable                                                               30,500             23,500
                                                                            --------           --------

TOTAL CURRENT LIABILITIES                                                     30,500             26,195
                                                                            --------           --------

STOCKHOLDERS' DEFICIENCY

Capital stock
  Authorized:
    75,000,000 common shares with a par value of $0.001
  Issued and outstanding:
    5,440,000 common shares as of July 31, 2009 and April 30, 2009             5,440              5,440
  Additional paid-in-capital                                                  49,560             27,560
  Deficit accumulated during the exploration stage                           (63,710)           (59,195)
                                                                            --------           --------

TOTAL STOCKHOLDERS' DEFICIENCY                                                (8,710)           (26,195)
                                                                            --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                              $ 21,790           $     --
                                                                            ========           ========

              The accompanying notes are an integral part of these
                    unaudited condensed financial statements

QUARTZ VENTURES, INC.
(A Exploration Stage Company)
Condensed Statements of Losses
(Unaudited)
--------------------------------------------------------------------------------

                                                                                           Cumulative from
                                                                                            July 22, 2005
                                                   Three Months         Three Months          (Date of
                                                      Ended                Ended             Inception) to
                                                     July 31,             July 31,             July 31,
                                                       2009                 2008                 2009
                                                    ----------           ----------           ----------
COSTS AND EXPENSES:
  Bank charges and interest                         $       75           $      109           $      620
  Filing and transfer agent fees                            --                1,240                5,340
  Mineral property                                         912                3,319               14,325
  Office expenses                                           78                  104                  698
  Professional fees                                      3,450                9,950               42,727
                                                    ----------           ----------           ----------
Total operating expenses                                 4,515               14,722               63,710
                                                    ----------           ----------           ----------

Net loss from operations                                (4,515)             (14,722)             (63,710)
                                                    ----------           ----------           ----------

Net loss before provision for income taxes              (4,515)             (14,722)             (63,710)
                                                    ----------           ----------           ----------

Income taxes (benefit)                                      --                   --                   --
                                                    ----------           ----------           ----------

Net loss                                            $   (4,515)          $  (14,722)          $  (63,710)
                                                    ==========           ==========           ==========

LOSS PER SHARE - BASIC AND DILUTED                  $    (0.00)          $    (0.00)
                                                    ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (BASIC AND FULLY DILUTED)                5,440,000            5,440,000
                                                    ==========           ==========


              The accompanying notes are an integral part of these
                    unaudited condensed financial statements

QUARTZ VENTURES, INC.
(A Exploration Stage Company)
Condensed Statement of Stockholders' Equity
From July 22,  2005 (Date of Inception) to July 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

                                                                                 Deficit
                                                                               Accumulated
                                      Number of                  Additional    During the
                                       Common         Par         Paid-in      Development
                                       Shares        Value        Capital         Stage           Total
                                       ------        -----        -------         -----           -----
August 3, 2005
 Subscribed for cash at $0.001       3,000,000      $ 3,000       $     --      $      --       $  3,000
August 31, 2005
 Subscribed for cash at $0.01          400,000          400          3,600             --          4,000
September 20, 2005
 Subscribed for cash at $0.01          700,000          700          6,300             --          7,000
October 11, 2005
 Subscribed for cash at $0.01          600,000          600          5,400             --          6,000
November 30, 2005
 Subscribed for cash at $0.01          600,000          600          5,400             --          6,000
December 15, 2005
 Subscribed for cash at $0.05          140,000          140          6,860             --          7,000
Net Loss                                    --           --             --           (568)          (568)
                                    ----------      -------       --------      ---------       --------
Balance, April 30, 2006              5,440,000        5,440         27,560           (568)        32,432
Net loss                                    --           --             --         (8,100)        (8,100)
                                    ----------      -------       --------      ---------       --------
Balance, April 30, 2007              5,440,000        5,440         27,560         (8,668)        24,332
Net loss                                    --           --             --         (6,145)        (6,145)
                                    ----------      -------       --------      ---------       --------
Balance, April 30, 2008              5,440,000        5,440         27,560        (14,813)        18,187
Net loss                                    --           --             --        (44,382)       (44,382)
                                    ----------      -------       --------      ---------       --------
Balance, April 30, 2009              5,440,000        5,440         27,560        (59,195)       (26,195)
Cancellation of shares              (3,000,000)      (3,000)            --             --         (3,000)
June 4, 2009
 Subscribed for cash at $0.008       3,000,000        3,000         22,000             --         25,000
Net loss                                    --           --             --         (4,515)        (4,515)
                                    ----------      -------       --------      ---------       --------

Balance, July 31, 2009               5,440,000      $ 5,440       $ 49,560      $ (63,710)      $ (8,710)
                                    ==========      =======       ========      =========       ========


              The accompanying notes are an integral part of these
                    unaudited condensed financial statements

QUARTZ VENTURES, INC.
(A Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                           Cumulative from
                                                                                            July 22, 2005
                                                       Three Months       Three Months        (Date of
                                                          Ended              Ended           Inception) to
                                                         July 31,           July 31,           July 31,
                                                           2009               2008               2009
                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $ (4,515)          $(14,722)          $(63,710)
                                                         --------           --------           --------

      Net cash used in operations                          (4,515)           (14,722)           (63,710)
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loan                                        7,000             12,000             30,500
  Net Shares subscribed for cash                           22,000                 --             55,000
                                                         --------           --------           --------

      Net cash provided by financing activities            29,000             12,000             85,500
                                                         --------           --------           --------

Net (decrease) increase in cash and equivalents           (24,485)            (2,722)            21,790

(Bank overdraft) Cash at the beginning of the period       (2,695)            18,187                 --
                                                         --------           --------           --------

Cash at the end of the period                            $ 21,790           $ 15,465           $ 21,790
                                                         ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                               $     --           $     --           $     --
                                                         ========           ========           ========
  Taxes                                                  $     --           $     --           $     --
                                                         ========           ========           ========


              The accompanying notes are an integral part of these
                    unaudited condensed financial statements

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Condensed Financial Statements
July 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $63,710 as at July 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

     MINERAL INTERESTS

     Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at July 31, 2009, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

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

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Condensed Financial Statements
July 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

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

     At July 31, 2009, full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

     RESEARCH AND DEVELOPMENT

     The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial
     Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 for the period from July 22, 2005 (date of inception) to July 31, 2009.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Condensed Financial Statements
July 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

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

     From the date of inception through July 31, 2009, the Company has not generated any revenue to date.

     ADVERTISING

     The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended July 31, 2009 and July 31, 2008

     LIQUIDITY

     The Company has incurred net losses of $63,710 from its inception on July 22, 2005 through July 31, 2009. As of July 31, 2009, the Company's has excess of current liabilities over its current assets by $8,710.

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

     The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended April 30, 2006. The Company did not record any compensation expense for the period ended July 31, 2009 as there were no stock options outstanding prior to the adoption or at July 31, 2009.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Condensed Financial Statements
July 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

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

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Condensed Financial Statements
July 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

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

     In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, "DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES." Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company did not have a material impact with the adoption of EITF No, 03-6-1 in 2009 on its financial position, results of operations or cash flows.

     In October 2008, the FASB issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company's financial statements.

     In December 2008, the FASB issued FSP 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. . The Company does not expect the adoption of FSP 132(R)-1 to have a material effect on its financial position, results of operations or cash flows.

     In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities
     (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company's financial statements.

     In January 2009, the FASB issued Financial Statement of Position ("FSP") Issue No. EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20" ("FSP EITF No. 99-20-1"). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest
     Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets" to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the financial statements.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Condensed Financial Statements
July 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

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

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, INTERIM DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the consolidated balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, RECOGNITION AND PRESENTATION OF OTHER-THAN-TEMPORARY IMPAIRMENTS, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

     In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company did not have a material impact with the adoption of SFAS No. 165 in 2009 on its financial position, results of operations or cash flows.

     In June 2009 the FASB issued SFAS 166, "Accounting for Transfers of financial Assets -- an amendment of FASB Statement No. 140" (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. SFAS No. 166 is applicable for annual periods after November 15, 2009 and interim periods therein and thereafter. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

     In June 2009 the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167). SFAS 167 eliminates Interpretation 46(R)'s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)'s provisions. SFAS No. 167 is applicable for annual periods after November 15, 2009 and interim periods thereafter. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Condensed Financial Statements
July 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

3. MINERAL INTERESTS

     On January 15, 2007, the Company entered into a purchase and sale agreement to acquire a 100% interest in two mineral claims located in the Alberni Mining Division, BC for total consideration of $8,000.

     The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder. The property is good standing as at July 31, 2009.

4. COMMON STOCK

     The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized. As of July 31, 2009 and 2008 the company has issued and outstanding 5,440,000 shares of common stock.

     During the year ended April 30, 2006, the Company issued 5,440,000 shares of common stock for total cash proceeds of $33,000. At July 31, 2009, there were no outstanding stock options or warrants.

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

     Effective as of June 4, 2009, Mr.Polyhronopoulos the President/Chief Executive Officer/Chief Financial Officer/Secretary and member of Board of Directors of the Company acquired an aggregate of 3,000,000 shares of restricted common stock of the Company in consideration of $25,000 in accordance with the terms and provisions of a subscription agreement.

5. LOANS PAYABLE

     As at July 31, 2009, a related party loaned $30,500 to the Company, bearing no interest and with no specific terms of repayments.

6. INCOME TAXES

     As of July 31, 2009, the Company had net operating loss carry forwards of approximately $64,000 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Components of deferred tax assets as of April 30, 2009 are as follows:

               Net operating loss carryforward          $ 16,640
               Valuation allowance                       (16,640)
                                                        --------
               Net deferred tax asset                   $     --
                                                        ========

     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company's financial statements and the adoption of FIN 48 did not have a material effect on the Company's financial statements for the period ended July 31, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "our" and "Quartz" mean Quartz Ventures Inc.

CORPORATE HISTORY

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

On June 4, 2009, certain shareholders of our company, pursuant to a written consent resolution of the shareholders, removed Mr. Rick Shykora as a director of our company and Mr. DeSilva as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a director of our company. As a result of the removal of Mr. DeSilva and Mr. Shykora on June 4, 2009, we appointed Mr. Georgios Polyhronopoulos as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a director of our company. As of the date of this quarterly report on 10-Q, Mr. Polyhronopoulos is our sole director and officer.

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

Our current operational focus is to conduct exploration activities on our property in British Columbia.

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

For the three month period ended July 31, 2009, we incurred $0 in exploration costs.

CASH REQUIREMENTS

There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

Over the next twelve months we intend to use any funds that we may have available to fund our operations and conduct further analysis of the property and potential for minerals. We expect to review other potential exploration projects from time to time as they are presented to us.

Not accounting for our working capital deficit of $8,710, we require additional funds of approximately $250,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended April 30, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $21,790 and a working capital deficit in the amount of $8,710 as of July 31, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

Over the next twelve months we intend to use any funds that we may have available funds to fund our operations and conduct exploration on our Alberni Mining Claim as follows:

            ESTIMATED NET EXPENDITURES DURING THE NEXT TWELVE MONTHS

                  General, Administrative             $ 15,000
                  Exploration Expenses                 175,000
                  Professional fees                     25,000
                  Additional Working Capital            35,000
                                                      --------
                  TOTAL                               $250,000
                                                      ========

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration and/or development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase mineral ore processing equipment over the twelve months ending July 31, 2010.

CORPORATE OFFICES

We do not own any real property. Our executive office is located at 29115 North 144th Street, Scottsdale, AZ 85262. We are provided with 250 square feet for our offices at no cost. We believe that our office arrangements provide adequate space for our foreseeable future needs.

EMPLOYEES

Currently our only employees are our directors, officers, office administrator and an investor relations consultant. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

EXPLORATION STAGE COMPANY

Our company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of our company as an exploration stage enterprise.

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date our company has not established any proven or probable reserves on its mineral properties. Our company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at July 31, 2009, any potential costs relating to the retirement of our company's mineral property interest has not yet been determined.

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

At July 31, 2009, full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

GOING CONCERN

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2009 AND 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2009 which are included herein.

THREE MONTH SUMMARY ENDING JULY 31, 2009 AND 2008

                                        Three Months Ended
                                              July 31,
                                      2009               2008
                                    --------           --------
     Revenue                        $    Nil           $    Nil
     Operating Expenses             $  4,515           $ 14,722
     Net Loss                       $ (4,515)          $(14,722)

EXPENSES

Our operating expenses for the three month periods ended July 31, 2009 and 2008 are outlined in the table below:

                                        Three Months Ended
                                              July 31,
                                      2009               2008
                                    --------           --------
 Bank charges and interest          $    75            $   109
 Filing and transfer agent fees     $   Nil            $ 1,240
 Mineral property                   $   912            $ 3,319
 Office expenses                    $    78            $   104
 Professional fees                  $ 3,450            $ 9,950

Operating expenses for the three months ended July 31, 2009, decreased by 69% as compared to the comparative period in 2008 primarily as a result of a decrease in mineral exploration costs and impairment of mineral property costs.

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL
                                                 At                 At
                                              July 31,           April 31
                                                2009               2009
                                              --------           --------
   Current assets                             $ 21,790           $    Nil
   Current liabilities                          30,500             26,195
                                              --------           --------
   Working capital deficit                    $ (8,710)          $(26,195)
                                              ========           ========

CASH FLOWS
                                                  Three Months Ended
                                              July 31,           July 31,
                                                2009               2008
                                              --------           --------
 Net Cash Used in Operating Activities        $ (4,515)          $(14,722)
 Net Cash Used in investing activities             Nil                Nil
 Net Cash Provided by Financing Activities      29,000             12,000
                                              --------           --------
 Net (decrease) in cash during period         $(24,485)          $ (2,722)
                                              ========           ========

OPERATING ACTIVITIES

Net cash used in operating activities was ($4,515) in the three months ended July 31, 2009 compared with net cash used in operating activities of ($14,722) in the same period in 2008.

INVESTING ACTIVITIES

Net cash used in investing activities was $Nil in the three months ended July 31, 2009 compared to net cash used in investing activities of $Nil in the same period in 2008.

FINANCING ACTIVITIES

Net cash provided by financing activities was $29,000 in the three months ended July 31, 2009 compared to $12,000 in the same period in 2008.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, "DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES." Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company did not have a material impact with the adoption of EITF No, 03-6-1 in 2009 on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company's financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. . The Company does not expect the adoption of FSP 132(R)-1 to have a material effect on its financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company's financial statements.

In January 2009, the FASB issued Financial Statement of Position ("FSP") Issue No. EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20" ("FSP EITF No. 99-20-1"). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets" to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the financial statements.In April 2009, the FASB issued FSP FAS 157-4, DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET OR LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY , provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157 ("SFAS 157"), FAIR VALUE MEASUREMENTS . FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, INTERIM DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the consolidated balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, RECOGNITION AND PRESENTATION OF OTHER-THAN-TEMPORARY IMPAIRMENTS, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company did not have a material impact with the adoption of SFAS No. 165 in 2009 on its financial position, results of operations or cash flows.

In June 2009 the FASB issued SFAS 166, "Accounting for Transfers of financial Assets -- an amendment of FASB Statement No. 140" (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. SFAS No. 166 is applicable for annual periods after November 15, 2009 and interim periods therein and thereafter. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

In June 2009 the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167). SFAS 167 eliminates Interpretation 46(R)'s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)'s provisions. SFAS No. 167 is applicable for annual periods after November 15, 2009 and interim periods thereafter. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange

Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of July 31, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and build and operate a mine. We had cash in the amount of $21,790 as of July 31, 2009. At July 31, 2009, we had a working capital deficit of $8,710. We incurred a net loss of $4,515 for our quarter ended July 31, 2009 and $63,710 since inception. We will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Our common shares are not listed on any exchange or quotation system and we do not have a market maker who will assist us in having our shares quoted on the OTCBB. At the present, time none of our selling security holders are able to sell their shares other than through private transactions. Selling shares privately might result in our selling security holders not receiving the price per share that they might have obtained if the shares were quoted on the OTCBB. Management intends to seek out a market maker. This will occur as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

(31)      RULE 13A-14(D)/15D-14(D) CERTIFICATIONS

31.1*     Section 302 Certification

(32)      SECTION 1350 CERTIFICATIONS

32.1*     Section 906 Certification

----------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             QUARTZ VENTURES INC.


Date: September 14, 2009     /s/ Georgios Polyhronopoulos
                             ---------------------------------------------------
                             Georgios Polyhronopoulos
                             President, Chief Executive Officer, Secretary,
                             Treasurer, Chief Financial Officer and Director
                             (Principal Executive Officer, Principal
                             Financial Officer and Principal Accounting Officer)