Form 10-Q
period 2009-10-31
QUARTZ VENTURES INC.
filed 2009-12-21
CIK 1440821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2009

                                       or

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

5,440,000 common shares issued and outstanding as of December 21, 2009

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the six month period ended October 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

                              QUARTZ VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                OCTOBER 31, 2009
                                   (UNAUDITED)

                                                                     Page Number
                                                                     -----------
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Condensed Balance Sheets - October 31, 2009 (Unaudited)
     and April 30, 2009                                                   4

     Unaudited Condensed Statements of Losses - Three and Six Months
     Ended October 31, 2009 and October 31, 2008 and from the period
     July 22, 2005 (date of inception) to October 31, 2009                5

     Unaudited Condensed Statements of Stockholders Deficit for the
     period from July 22, 2005 (date of inception) to October 31, 2009    6

     Unaudited Condensed Statements of Cash Flows - Six Months Ended October 31, 2009, and October 31, 2008 and from the period
     July 22, 2005 (date of inception) to October 31, 2009                7

     Notes to Unaudited Condensed Financial Statements                    8

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
--------------------------------------------------------------------------------

                                                                        October 31,         April 30,
                                                                           2009               2009
                                                                         --------           --------
                                                                        (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $  5,306           $     --
                                                                         --------           --------

TOTAL ASSETS                                                             $  5,306           $     --
                                                                         ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                                         $     --           $  2,695
  Loans payable                                                            33,000             23,500
                                                                         --------           --------

      TOTAL CURRENT LIABILITIES                                            33,000             26,195
                                                                         --------           --------
STOCKHOLDERS' DEFICIENCY
  Capital stock
    Authorized:
     75,000,000 common shares with a par value of $0.001
    Issued and outstanding:
     5,440,000 common shares as of Oct 31, 2009 and April 30, 2009          5,440              5,440
  Additional paid-in-capital                                               49,560             27,560
  Deficit accumulated during the exploration stage                        (82,694)           (59,195)
                                                                         --------           --------

TOTAL STOCKHOLDERS' DEFICIENCY                                            (27,694)           (26,195)
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $  5,306           $     --
                                                                         ========           ========


              The accompanying notes are an integral part of these
                    unaudited condensed financial statements

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Losses
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                            Cumulative from
                                                                                                             July 22, 2005
                                             Six Months      Six Months     Three Months    Three Months       (Date of
                                               Ended           Ended           Ended           Ended         Inception) to
                                             October 31,     October 31,     October 31,     October 31,      October 31,
                                                2009            2008            2009            2008             2009
                                             ----------      ----------      ----------      ----------       ----------
COSTS AND EXPENSES:
  Bank charges and interest                  $      150      $      212      $       75      $      103       $      695
  Filing and transfer agent fees                    160           4,268             160           3,028            5,500
  Mineral property                                2,736           3,589           1,824             270           16,149
  Office expenses                                   503             104             425              --            1,123
  Professional fees                              19,950          18,950          16,500           9,000           59,227
                                             ----------      ----------      ----------      ----------       ----------
Total operating expenses                         23,499          27,123          18,984          12,401           82,694
                                             ----------      ----------      ----------      ----------       ----------

Net loss from operations                        (23,499)        (27,123)        (18,984)        (12,401)         (82,694)
                                             ----------      ----------      ----------      ----------       ----------
Net loss before provision for income taxes      (23,499)        (27,123)        (18,984)        (12,401)         (82,694)
Income taxes (benefit)                               --              --              --              --               --
                                             ----------      ----------      ----------      ----------       ----------

Net loss                                     $  (23,499)     $  (27,123)     $  (18,984)     $  (12,401)      $  (82,694)
                                             ==========      ==========      ==========      ==========       ==========

LOSS PER SHARE - BASIC AND DILUTED           $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING (BASIC AND FULLY DILUTED)        5,440,000       5,440,000       5,440,000       5,440,000
                                             ==========      ==========      ==========      ==========


              The accompanying notes are an integral part of these
                    unaudited condensed financial statements

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Condensed Statement of Stockholders' Equity
From July 22,  2005 (Date of Inception) to October 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

                                                                                 Deficit
                                                                               Accumulated
                                      Number of                  Additional    During the
                                       Common         Par         Paid-in      Development
                                       Shares        Value        Capital         Stage           Total
                                       ------        -----        -------         -----           -----
August 3, 2005
 Subscribed for cash at $0.001       3,000,000      $ 3,000       $     --      $      --       $  3,000
August 31, 2005
 Subscribed for cash at $0.01          400,000          400          3,600             --          4,000
September 20, 2005
 Subscribed for cash at $0.01          700,000          700          6,300             --          7,000
October 11, 2005
 Subscribed for cash at $0.01          600,000          600          5,400             --          6,000
November 30, 2005
 Subscribed for cash at $0.01          600,000          600          5,400             --          6,000
December 15, 2005
 Subscribed for cash at $0.05          140,000          140          6,860             --          7,000
Net Loss                                    --           --             --           (568)          (568)
                                    ----------      -------       --------      ---------       --------
Balance, April 30, 2006              5,440,000        5,440         27,560           (568)        32,432
Net loss                                    --           --             --         (8,100)        (8,100)
                                    ----------      -------       --------      ---------       --------
Balance, April 30, 2007              5,440,000        5,440         27,560         (8,668)        24,332
Net loss                                    --           --             --         (6,145)        (6,145)
                                    ----------      -------       --------      ---------       --------
Balance, April 30, 2008              5,440,000        5,440         27,560        (14,813)        18,187
Net loss                                    --           --             --        (44,382)       (44,382)
                                    ----------      -------       --------      ---------       --------
Balance, April 30, 2009              5,440,000        5,440         27,560        (59,195)       (26,195)
Cancellation of shares              (3,000,000)      (3,000)            --             --         (3,000)
Sale of Shares                       3,000,000        3,000         22,000             --         25,000
Net loss                                    --           --             --        (23,499)       (23,499)
                                    ----------      -------       --------      ---------       --------

Balance, October 31, 2009            5,440,000      $ 5,440       $ 49,560      $ (82,694)      $(27,694)
                                    ==========      =======       ========      =========       ========


              The accompanying notes are an integral part of these
                    unaudited condensed financial statements

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                              Cumulative from
                                                                                               July 22, 2005
                                                          Six Months         Six Months          (Date of
                                                            Ended              Ended           Inception) to
                                                          October 31,        October 31,        October 31,
                                                             2009               2008               2009
                                                           --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(23,499)          $(27,123)          $(82,694)
                                                           --------           --------           --------

      Net cash used in operations                           (23,499)           (27,123)           (82,694)
                                                           --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceed from related party loan                             9,500             12,000             33,000
  Shares subscribed for cash, net                            22,000                 --             55,000
                                                           --------           --------           --------

      Net cash provided by financing activities              31,500             12,000             88,000
                                                           --------           --------           --------

Net  increase (decrease) in cash and equivalents              8,001            (15,123)             5,306

(Bank overdraft)/cash at the beginning of the period         (2,695)            18,187                 --
                                                           --------           --------           --------

Cash at the end of the period                              $  5,306           $  3,064           $  5,306
                                                           ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                 $     --           $     --           $     --
                                                           ========           ========           ========
  Taxes                                                    $     --           $     --           $     --
                                                           ========           ========           ========


              The accompanying notes are an integral part of these
                    unaudited condensed financial statements

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Condensed Financial Statements
October 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $82,694 as at October 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

     Exploration Stage Company

     The Company complies with the FASB ACS 915, its characterization of the Company as an exploration stage enterprise

     Mineral Interests

     Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of FASB ACS 410-20"Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at October 31, 2009, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Condensed Financial Statements
October 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Use of Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

     Foreign Currency Translation

     The financial statements are presented in United States dollars. In accordance with ASC 830-10, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

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

     At October 31, 2009, full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

     Basic and Diluted Loss Per Share

     The Company computes loss per share in accordance with FASB ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Condensed Financial Statements
October 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Research and Development

     The Company accounts for research and development costs in accordance with the FASB ACS 730, "Accounting for Research and Development Costs". Under ACS 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 for the period from July 22, 2005 (date of inception) to October 31, 2009.

     Revenue Recognition

     The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition ("ASC 605-10") which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

     ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments ("ASC 605-25"). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

     The effect of implementing ASC 605-25 on the Company's financial position and results of operations was not significant.

     From the date of inception through October 31, 2009, the Company has not generated any revenue to date.

     Advertising

     The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended October 31, 2009 and 2008

     Liquidity

     The Company has incurred net losses of $ 82,694 from its inception on July 22, 2005 through October 31, 2009. As of October 31, 2009, the Company's has excess of current liabilities over its current assets by $27,694.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Condensed Financial Statements
October 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Recently Adopted Accounting Standards

     Effective September 15, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, "Generally Accepted Accounting Principles." ASC 105-10 establishes the FASB Accounting Standards Codification(TM) ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

     Effective June 30, 2009, the Company adopted guidance issued by the FASB and included in ASC 855-10, "Subsequent Events," which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events.

     Effective April 1, 2009, the Company adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in the Codification in ASC 825-10-65, "Financial Instruments." The adoption of ASC 825-10-65 did not have an impact on our consolidated results of operations or financial condition. Our adoption of the standard had no impact on our financial results.

     Effective January 1, 2009, the Company adopted guidance issued by the FASB that requires enhanced disclosures regarding derivative instruments and hedging activities, enabling a better understanding of their effects on an entity's financial position, financial performance and cash flows. The guidance is included in the Codification in ASC 815-10, "Derivatives and Hedging." The adoption of the standard had no impact on our financial results.

     Effective January 1, 2008, the Company adopted ASC 820-10, "Fair Value Measurements and Disclosures," with respect to recurring financial assets and liabilities. The Company adopted ASC 820-10 on January 1, 2009, as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of the standard had no impact on our financial results.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Condensed Financial Statements
October 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

3. MINERAL INTERESTS

     On January 15, 2007, the Company entered into a purchase and sale agreement to acquire a 100% interest in two mineral claims located in the Alberni Mining Division, BC for total consideration of $8,000.

     The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder. The property is good standing as at October 31, 2009.

4. COMMON STOCK

     The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized. As of October 31, 2009 and April 30, 2009 the company has issued and outstanding 5,440,000 shares of common stock.

     During the year ended April 30, 2006, the Company issued 5,440,000 shares of common stock for total cash proceeds of $33,000.

     Effective on June 4, 2009, there was a change in control of the Company. In accordance with a verbal arrangement, one record holder of an aggregate of 3,000,000 shares of restricted common stock (55.1% of the total issued and outstanding), returned to the Company the 3,000,000 shares of common stock. The share certificate was cancelled and the 3,000,000 shares of common stock were returned to treasury which later was acquired in consideration of $25,000.00. At October 31, 2009, there were no outstanding stock options or warrants.

5. LOANS PAYABLE

     As at October 31,  2009,  the Company has  received  loans of $33,000  from
     related  party,   bearing  no  interest  and  with  no  specific  terms  of
     repayments.

6. INCOME TAXES

     As of October 31, 2009, the Company had net operating loss carry forwards of approximately $83,000 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Components of deferred tax assets as of October 31, 2009 are as follows: Non current:

     Net operating loss carryforward          $ 21,580
     Valuation allowance                       (21,580)
                                              --------
     Net deferred tax asset                   $     --
                                              ========

     The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

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

On the date of our incorporation, July 22, 2005, Mr. Glenn Ennis was our sole officer and director. On July 15, 2008, Mr. Ennis resigned as president, chief executive officer, chief financial officer, treasurer and secretary, but continued to remain a member of the board of directors. As a result of Mr. Ennis' resignation, we appointed Mr. Richard Goodhart as president, chief executive officer, chief financial officer, treasurer, secretary and a member of our board of directors.

On January 15, 2007, we entered into a purchase and sale agreement with David Heyman to acquire a100% interest in two mineral claims located in the Alberni Mining Division, British Columbia, Canada for total consideration of $8,000.00. As of the date of this Quarterly Report, the claims are in good standing and held in trust for us by the vendor of the property, David Heyman. Upon our request, Mr. Heyman will have the claims recorded in our name with the appropriate mining recorder. We had paid $5,000 to a geologist for analysis of the property underlying our claims.

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

On June 4, 2009, certain shareholders of our company, pursuant to a written consent resolution of the shareholders, removed Mr. Rick Shykora as a director of our company and Mr. DeSilva as our president, chief executive officer, chief financial officer, treasurer, secretary and as a director of our company. As a result of the removal of Mr. DeSilva and Mr. Shykora on June 4, 2009, we appointed Mr. Georgios Polyhronopoulos as our president, chief executive officer, chief financial officer, treasurer, secretary and a director of our company. As of the date of this Quarterly report, Mr. Polyhronopoulos is our sole director and officer.

Effective June 4, 2009, there was a change in control of our company. In accordance with a verbal arrangement between our company and Mr. Glenn Ennis, a former director and officer of our company, Mr. Ennis returned an aggregate of 3,000,000 restricted shares of our common stock for cancellation. Also effective June 4, 2009, Mr. Polyhronopoulos, our sole director and officer, acquired an aggregate of 3,000,000 restricted shares of our common stock in consideration of $25,000.00. The shares were issued to one (1) U.S. person, as that term is defined in Regulation S of the Securities Act of 1933, relying on Section 4(2) of the Securities Act and/or Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

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

For the three month period ended October 31, 2009, we incurred $0 in exploration costs.

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

Not accounting for our working capital deficit of $27,694, we require additional funds of approximately $250,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended April 30, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $5,306 and a working capital deficit in the amount of $27,694 as of October 31, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase mineral ore processing equipment over the twelve months ending October 31, 2010.

CORPORATE OFFICES

We do not own any real property. Our executive office is located at 29115 North 144th Street, Scottsdale, AZ 85262. We are provided with 250 square feet for our offices at no cost. We believe that our office arrangements provide adequate space for our foreseeable future needs.

EMPLOYEES

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

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

EXPLORATION STAGE COMPANY

Our company complies with the FASB ACS 915, our characterization of our company as an exploration stage enterprise.

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date our company has not established any proven or probable reserves on our mineral properties. Our company has adopted the provisions of FASB ACS 410-20"Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at October 31, 2009, any potential costs relating to the retirement of our company's mineral property interest has not yet been determined.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with ASC 830-10, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The  carrying  value  of cash  and  accounts  payable  and  accrued  liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

At October 31, 2009, full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

BASIC AND DILUTED LOSS PER SHARE

Our company computes loss per share in accordance with FASB ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Our company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

RESEARCH AND DEVELOPMENT

Our company accounts for research and development costs in accordance with the FASB ACS 730, "Accounting for Research and Development Costs". Under ACS 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Our company incurred expenditures $0 for the period from July 22, 2005 (date of inception) to October 31, 2009.

REVENUE RECOGNITION

Our company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition ("ASC 605-10") which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Our company will defer any revenue for which the product has not been delivered or is subject to refund until such time that our company and the customer jointly determine that the product has been delivered or no refund will be required.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments ("ASC 605-25"). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on our company's financial position and results of operations was not significant.

From the date of inception through October 31, 2009, our company has not generated any revenue to date.

ADVERTISING

Our company follows the policy of charging the costs of advertising to expenses incurred. Our company incurred $0 in advertising costs during the period ended October 31, 2009 and 2008

LIQUIDITY

Our company has incurred net losses of $ 82,694 from our inception on July 22, 2005 through October 31, 2009. As of October 31, 2009, our company has excess of current liabilities over our current assets by $ 27,694.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2009 which are included herein.

THREE MONTH SUMMARY ENDING OCTOBER 31, 2009 AND 2008

                                                  Three Months Ended
                                                      October 31,
                                               2009               2008
                                             --------           --------
     Revenue                                 $    Nil           $    Nil
     Operating Expenses                      $ 18,984           $ 12,401
     Net Loss                                $(18,984)          $(12,401)

EXPENSES

Our operating expenses for the three month periods ended October 31, 2009 and 2008 are outlined in the table below:

                                                  Three Months Ended
                                                      October 31,
                                               2009               2008
                                             --------           --------
     Bank charges and interest               $     75           $    103
     Filing and transfer agent fees          $    160           $  3,028
     Mineral property                        $  1,824           $    270
     Office expenses                         $    425           $    Nil
     Professional fees                       $ 16,500           $  9,000

Operating expenses for the three months ended October 31, 2009, increased by 53% as compared to the comparative period in 2008 primarily as a result of a increase in mineral exploration costs and increase in professional fees..

SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2009 which are included herein.

SIX MONTH SUMMARY ENDING OCTOBER 31, 2009 AND 2008

                                                   Six Months Ended
                                                      October 31,
                                               2009               2008
                                             --------           --------
     Revenue                                 $    Nil           $    Nil
     Operating Expenses                      $ 23,499           $ 27,123
     Net Loss                                $(23,499)          $(27,123)

EXPENSES

Our operating expenses for the six month periods ended October 31, 2009 and 2008 are outlined in the table below:

                                                   Six Months Ended
                                                      October 31,
                                               2009               2008
                                             --------           --------

     Bank charges and interest               $    150           $    212
     Filing and transfer agent fees          $    160           $  4,268
     Mineral property                        $  2,736           $  3,589
     Office expenses                         $    503           $    104
     Professional fees                       $ 19,950           $ 18,950

Operating expenses for the six months ended October 31, 2009, increase by 5% as compared to the comparative period in 2008 primarily as a result of a increase in professional fees.

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                                At                 At
                                            October 31,         April 31
                                               2009               2009
                                             --------           --------
     Current assets                          $  5,306           $    Nil
     Current liabilities                       33,000             26,195
                                             --------           --------
     Working capital deficit                 $(27,694)          $(26,195)
                                             ========           ========

CASH FLOWS
                                                  Six Months Ended
                                            October 31,        October 31,
                                               2009               2008
                                             --------           --------
Net Cash Used in Operating Activities        $ 23,499           $ 27,123

Net Cash Used in  Investing  Activities           Nil                Nil
Net Cash Provided by Financing Activities      31,500             12,000
                                             --------           --------
Net Increase /(decrease) in cash during
 period                                      $  8,001           $(15,123)
                                             ========           ========

OPERATING ACTIVITIES

Net cash used in operating activities was $23,499 in the six months ended October 31, 2009 compared with net cash used in operating activities of $27,123 in the same period in 2008.

INVESTING ACTIVITIES

Net cash used in investing activities was $Nil in the six months ended October 31, 2009 compared to net cash used in investing activities of $Nil in the same period in 2008.

FINANCING ACTIVITIES

Net cash provided by financing activities was $31,500 in the six months ended October 31, 2009 compared to $12,000 in the same period in 2008.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective September 15, 2009, our company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, "Generally Accepted Accounting Principles." ASC 105-10 establishes the FASB Accounting Standards Codification(TM) ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

Effective June 30, 2009, our company adopted guidance issued by the FASB and included in ASC 855-10, "Subsequent Events," which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events.

Effective April 1, 2009, our company adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in the Codification in ASC 825-10-65, "Financial Instruments." The adoption of ASC 825-10-65 did not have an impact on our consolidated results of operations or financial condition. Our adoption of the standard had no impact on our financial results.

Effective January 1, 2009, our company adopted guidance issued by the FASB that requires enhanced disclosures regarding derivative instruments and hedging activities, enabling a better understanding of their effects on an entity's financial position, financial performance and cash flows. The guidance is included in the Codification in ASC 815-10, "Derivatives and Hedging." The adoption of the standard had no impact on our financial results.

Effective January 1, 2008, our company adopted ASC 820-10, "Fair Value Measurements and Disclosures," with respect to recurring financial assets and liabilities. Our company adopted ASC 820-10 on January 1, 2009, as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of the standard had no impact on our financial results.

ITEM 4T. CONTROLS AND PROCEDURES

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

As of October 31, 2009, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and build and operate a mine. We had cash in the amount of $ 5,306 as of October 31, 2009. At October 31, 2009, we had a working capital deficit of $27,694. We incurred a net loss of $23,499 for six month ended October 31, 2009 and $82,694 since inception. We will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

                             QUARTZ VENTURES INC.


Date: December 21, 2009      /s/ Georgios Polyhronopoulos
                             ---------------------------------------------------
                             Georgios Polyhronopoulos
                             President, Chief Executive Officer, Secretary,
                             Treasurer, Chief Financial Officer and Director
                             (Principal Executive Officer, Principal
                             Financial Officer and Principal Accounting Officer)