Form 10-Q
period 2010-01-31
QUARTZ VENTURES INC.
filed 2010-03-17
CIK 1440821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended January 31, 2010

                                       or

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

5,440,000 common shares issued and outstanding as of March 12, 2010

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the nine month period ended January 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

                              QUARTZ VENTURES, INC.
                         (An Exploration Stage Company)
                              FINANCIAL STATEMENTS
                                January 31, 2010
                                   (Unaudited)

                                                                     Page Number
                                                                     -----------
PART I FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

     Condensed Balance Sheets - January 31, 2010 (Unaudited) and
     April 30, 2009                                                        4

     Unaudited  Condensed Statements  of Losses - Three and Nine
     months  Ended  January 31, 2010 and January 31, 2009 and
     from the period July 22, 2005 (date of inception) to
     January 31, 2010                                                      5

     Unaudited Condensed Statements of Stockholders Deficit for
     the period from July 22, 2005 (date of inception) to
     January 31, 2010                                                      6

     Unaudited Condensed Statements of Cash Flows - Nine Months
     Ended January 31, 2010 January  31, 2009 and from the
     period July 22, 2005 (date of inception) to January 31, 2010          7

     Notes to Unaudited Condensed Financial Statements                     8

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                   January 31,         April 30,
                                                                      2010               2009
                                                                    --------           --------
                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $  1,760           $     --
                                                                    --------           --------

TOTAL ASSETS                                                        $  1,760           $     --
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                                    $     --           $  2,695
  Loans payable                                                       33,000             23,500
                                                                    --------           --------

TOTAL CURRENT LIABILITIES                                             33,000             26,195
                                                                    --------           --------
STOCKHOLDERS' DEFICIENCY
  Capital stock
    Authorized:
      75,000,000 common shares with a par value of $0.001
    Issued and outstanding:
      5,440,000 common shares as of January 31, 2010 and
      April 30, 2009                                                   5,440              5,440
  Additional paid-in-capital                                          49,560             27,560
  Deficit accumulated during the exploration stage                   (86,240)           (59,195)
                                                                    --------           --------

TOTAL STOCKHOLDERS' DEFICIENCY                                       (31,240)           (26,195)
                                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $  1,760           $     --
                                                                    ========           ========


              The accompanying notes are an integral part of these
                    unaudited condensed financial statements

QUARTZ VENTURES, INC.
(A Exploration Stage Company)
Condensed Statements of Losses
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                              Cumulative from
                                                                                                               July 22, 2005
                                              Three Months    Three Months     Nine Months     Nine Months       (Date of
                                                 Ended           Ended           Ended           Ended         Inception) to
                                               January 31,     January 31,     January 31,     January 31,      January 31,
                                                  2010            2009            2010            2009             2010
                                               ----------      ----------      ----------      ----------       ----------
COSTS AND EXPENSES:
  Bank charges and interest                    $       --      $       23      $      150      $      235       $      695
  Filing and transfer agent fees                      290             862             450           5,130            5,790
  Mineral property                                     --             912           2,736           4,501           16,149
  Office expenses                                      --              --             503             104            1,123
  Professional fees                                 3,256           3,250          23,206          22,200           62,483
                                               ----------      ----------      ----------      ----------       ----------
Total operating expenses                            3,546           5,047          27,045          32,170           86,240
                                               ----------      ----------      ----------      ----------       ----------
Net loss from operations                           (3,546)         (5,047)        (27,045)        (32,170)         (86,240)
                                               ----------      ----------      ----------      ----------       ----------
Net loss before provision for income taxes         (3,546)         (5,047)        (27,045)        (32,170)         (86,240)
Income taxes (benefit)                                 --              --              --              --               --
                                               ----------      ----------      ----------      ----------       ----------

Net loss                                       $   (3,546)     $   (5,047)     $  (27,045)     $  (32,170)      $  (86,240)
                                               ==========      ==========      ==========      ==========       ==========

LOSS PER SHARE - BASIC AND DILUTED             $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                               ==========      ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING (BASIC AND FULLY DILUTED)          5,440,000       5,440,000       5,440,000       5,440,000
                                               ==========      ==========      ==========      ==========


              The accompanying notes are an integral part of these
                    unaudited condensed financial statements

QUARTZ VENTURES, INC.
(A Exploration Stage Company)
Condensed Statement of Stockholders' Equity
From July 22,  2005 (Date of Inception) to January 31, 2010
(Unaudited)
--------------------------------------------------------------------------------

                                                                                 Deficit
                                                                               Accumulated
                                      Number of                  Additional    During the
                                       Common         Par         Paid-in      Development
                                       Shares        Value        Capital         Stage           Total
                                       ------        -----        -------         -----           -----
August 3, 2005
 Subscribed for cash at $0.001       3,000,000      $ 3,000       $     --      $      --       $  3,000
August 31, 2005
 Subscribed for cash at $0.01          400,000          400          3,600             --          4,000
September 20, 2005
 Subscribed for cash at $0.01          700,000          700          6,300             --          7,000
October 11, 2005
 Subscribed for cash at $0.01          600,000          600          5,400             --          6,000
November 30, 2005
 Subscribed for cash at $0.01          600,000          600          5,400             --          6,000
December 15, 2005
 Subscribed for cash at $0.05          140,000          140          6,860             --          7,000
Net Loss                                    --           --             --           (568)          (568)
                                    ----------      -------       --------      ---------       --------
Balance, April 30, 2006              5,440,000        5,440         27,560           (568)        32,432
Net loss                                    --           --             --         (8,100)        (8,100)
                                    ----------      -------       --------      ---------       --------
Balance, April 30, 2007              5,440,000        5,440         27,560         (8,668)        24,332
Net loss                                    --           --             --         (6,145)        (6,145)
                                    ----------      -------       --------      ---------       --------
Balance, April 30, 2008              5,440,000        5,440         27,560        (14,813)        18,187
Net loss                                    --           --             --        (44,382)       (44,382)
                                    ----------      -------       --------      ---------       --------
Balance, April 30, 2009              5,440,000        5,440         27,560        (59,195)       (26,195)
Cancellation of shares              (3,000,000)      (3,000)            --             --         (3,000)
Sale of Shares                       3,000,000        3,000         22,000             --         25,000

Net loss                                    --           --             --        (27,045)       (27,045)
                                    ----------      -------       --------      ---------       --------

Balance, January 31, 2010            5,440,000      $ 5,440       $ 49,560      $ (86,240)      $(31,240)
                                    ==========      =======       ========      =========       ========


              The accompanying notes are an integral part of these
                    unaudited condensed financial statements

QUARTZ VENTURES, INC.
(A Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                     Cumulative from
                                                                                                      July 22, 2005
                                                                Nine Months         Nine Months         (Date of
                                                                  Ended               Ended           Inception) to
                                                                January 31,         January 31,        January 31,
                                                                   2010               2009               2010
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $(27,045)          $(32,170)          $(86,240)
                                                                 --------           --------           --------

      Net cash used in operations                                 (27,045)           (32,170)           (86,240)
                                                                 --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceed from related party loans                                  9,500             17,000             33,000
  Shares subscribed for cash                                       22,000                 --             55,000
                                                                 --------           --------           --------

      Net cash provided by financing activities                    31,500             17,000             88,000
                                                                 --------           --------           --------

Net increase (decrease) increase in cash and equivalents            4,455            (15,170)             1,760

Cash (Bank overdraft)/ cash at the beginning of the period         (2,695)            18,187                 --
                                                                 --------           --------           --------

Cash at the end of the period                                    $  1,760           $  3,017           $  1,760
                                                                 ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                       $     --           $     --           $     --
                                                                 ========           ========           ========
  Taxes                                                          $     --           $     --           $     --
                                                                 ========           ========           ========


              The accompanying notes are an integral part of these
                    unaudited condensed financial statements

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Condensed Financial Statements
January 31, 2010
(Unaudited)
--------------------------------------------------------------------------------

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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $86,240 as at January 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

     Exploration Stage Company

     The Company complies with the FASB ACS 915, its characterization of the Company as an exploration stage enterprise.

     Mineral Interests

     Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of FASB ACS 410-20"Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at January 31, 2010, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Condensed Financial Statements
January 31, 2010
(Unaudited)
--------------------------------------------------------------------------------

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

     At January 31, 2010, full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Condensed Financial Statements
January 31, 2010
(Unaudited)
--------------------------------------------------------------------------------

     Research and Development

     The Company accounts for research and development costs in accordance with the FASB ACS 730, "Accounting for Research and Development Costs". Under ACS 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 for the period from July 22, 2005 (date of inception) to January 31, 2010.

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

     ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments ("ASC 605-25"). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25 on the Company's financial position and results of operations was not significant. From the date of inception through January 31, 2010, the Company has not generated any revenue to date.

     Advertising

     The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended January 31, 2010 and 2009

     Liquidity

     The Company has incurred net losses of $86,240 from its inception on July 22, 2005 through January 31, 2010. As of January 31, 2010, the Company's has excess of current liabilities over its current assets by $31,240.

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Condensed Financial Statements
January 31, 2010
(Unaudited)
--------------------------------------------------------------------------------

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

QUARTZ VENTURES, INC.
(An Exploration Stage Company)
Notes To The Condensed Financial Statements
January 31, 2010
(Unaudited)
--------------------------------------------------------------------------------

3. MINERAL INTERESTS

     On January 15, 2007, the Company entered into a purchase and sale agreement to acquire a 100% interest in two mineral claims located in the Alberni Mining Division, BC for total consideration of $8,000.

     The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder. The property is good standing as at January 31, 2010.

4. COMMON STOCK

     The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized. As of January 31, 2010 and 2008 the company has issued and outstanding 5,440,000 shares of common stock.

     During the year ended April 30, 2006, the Company issued 5,440,000 shares of common stock for total cash proceeds of $33,000. Effective on June 4, 2009, there was a change in control of the Company. In accordance with a verbal arrangement, one record holder of an aggregate of 3,000,000 shares of restricted common stock (55.1% of the total issued and outstanding), returned to the Company the 3,000,000 shares of common stock. The share certificate was cancelled and the 3,000,000 shares of common stock were returned to treasury which later was acquired in consideration of $25,000. At January 31, 2010, there were no outstanding stock options or warrants.

5. LOANS PAYABLE

     As at January 31, 2010, the Company has received loans of $33,000 from related party bearing no interest and with no specific terms of repayments.

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

For the three month period ended January 31, 2010, we incurred $0 in exploration costs.

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

Not accounting for our working capital deficit of $31,240, we require additional funds of approximately $250,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended April 30, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $1,760 and a working capital deficit in the amount of $31,240 as of January 31, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase mineral ore processing equipment over the twelve months ending January 31, 2011.

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

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date our company has not established any proven or probable reserves on our mineral properties. We have adopted the provisions of FASB ACS 410-20"Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at January 31, 2010, any potential costs relating to the retirement of our company's mineral property interest has not yet been determined.

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

At January 31, 2010, full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

From the date of inception through January 31, 2010, our company has not generated any revenue to date.

LIQUIDITY

Our company has incurred net losses of $86,240 from inception on July 22, 2005 through January 31, 2010. As of January 31, 2010, our company has excess of current liabilities over our current assets by $31,240.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2010 which are included herein.

THREE MONTH SUMMARY ENDING JANUARY 31, 2010 AND 2009

                                                  Three Months Ended
                                                     January 31,
                                               2010               2009
                                             --------           --------
           Revenue                           $    Nil           $    Nil
           Operating Expenses                $  3,546           $  5,047
           Net Loss                          $ (3,546)          $ (5,047)

EXPENSES

Our operating expenses for the three month periods ended January 31, 2010 and 2009 are outlined in the table below:

                                                  Three Months Ended
                                                     January 31,
                                               2010               2009
                                             --------           --------
           Bank charges and interest         $    Nil           $     23
           Filing and transfer agent fees    $    290           $    862
           Mineral property                  $    Nil           $    912
           Office expenses                   $    Nil           $    Nil
           Professional fees                 $  3,256           $  3,250

Operating expenses for the three months ended January 31, 2010, decreased by 29.7% as compared to the comparative period in 2009 primarily as a result of a decrease in filing and transfer agent fees and mineral exploration costs.

NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2010 which are included herein.

NINE MONTH SUMMARY ENDING JANUARY 31, 2010 AND 2009

                                                   Nine Months Ended
                                                     January 31,
                                               2010               2009
                                             --------           --------
           Revenue                           $    Nil           $    Nil
           Operating Expenses                $ 27,045           $ 32,170
           Net Loss                          $(27,045)          $(32,170)

EXPENSES

Our operating expenses for the nine month periods ended January 31, 2010 and 2009 are outlined in the table below:

                                                   Nine Months Ended
                                                     January 31,
                                               2010               2009
                                             --------           --------
           Bank charges and interest         $    150           $    235
           Filing and transfer agent fees    $    450           $  5,130
           Mineral property                  $  2,736           $  4,501
           Office expenses                   $    503           $    104
           Professional fees                 $ 23,206           $ 22,200

Operating expenses for the nine months ended January 31, 2010, decreased by 15.9% as compared to the comparative period in 2009 primarily as a result of a decrease in filing and transfer agent fees and mineral property expenses.

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                                At                 At
                                            January 31,         April 31
                                               2010               2009
                                             --------           --------
   Current assets                            $  1,760           $    Nil
   Current liabilities                         33,000             26,195
                                             --------           --------
   Working capital deficit                   $(31,240)          $(26,195)
                                             ========           ========

CASH FLOWS
                                                       Nine Months Ended
                                                 January 31,        January 31
                                                    2010               2009
                                                  --------           --------
Net Cash Used in Operating Activities             $(27,045)          $(32,170)
Net Cash Used in  Investing  Activities                Nil                Nil
Net Cash Provided by Financing Activities           31,500             17,000
                                                  --------           --------
Net Increase /(decrease) in cash during period    $  4,455           $(15,170)
                                                  ========           ========

OPERATING ACTIVITIES

Net cash used in operating activities was $27,045 in the nine months ended January 31, 2010 compared with net cash used in operating activities of $32,170 in the same period in 2009, the decrease in operating activities was attributed to a decrease in mineral property expenses and professional fees.

INVESTING ACTIVITIES

Net cash used in investing activities was $Nil in the nine months ended January 31, 2010 compared to net cash used in investing activities of $Nil in the same period in 2009.

FINANCING ACTIVITIES

Net cash provided by financing activities was $31,500 in the nine months ended January 31, 2010 compared to $17,000 in the same period in 2009.

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

As of January 31, 2010, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and build and operate a mine. We had cash in the amount of $ 1,760 as of January 31, 2010. At January 31, 2010, we had a working capital deficit of $31,240. We incurred a net loss of $27,045 for nine month period ended January 31, 2010 and $86,240 since inception. We will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

                             QUARTZ VENTURES INC.


Date: March 15, 2010         /s/ Georgios Polyhronopoulos
                             ---------------------------------------------------
                             Georgios Polyhronopoulos
                             President, Chief Executive Officer, Secretary,
                             Treasurer, Chief Financial Officer and Director
                             (Principal Executive Officer, Principal
                             Financial Officer and Principal Accounting Officer)